Form 10-Q
period 1996-03-31
JACKSONVILLE BANCORP INC
filed 1996-05-15
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

/X/                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -----------------------------------------------

                                       or

/ /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number   0-28070
                      -----------------------------

                              Jacksonville Bancorp, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                     75-2632781
- -------------------------------                     --------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
- -------------------------------                     ------------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                     No
   -----                                      -----

As of May 10,1996, the latest practicable date, 2,644,405 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                 Financial Information                                                         Page
- -------------------------------------------------------------------------------------------           ----
Item 1.                 Financial Statements

                        Consolidated Statements of Financial Condition
                        as of September 30, 1995 (Audited) and March 31,
                        1996 (Unaudited)                                                                 3

                        Consolidated Statements of Earnings for the
                        Three and Six Months Ended March 31, 1996
                        and 1995 (Unaudited)                                                             4

                        Consolidated Statements of Cash Flows for
                        the Six months Ended March 31, 1996 and
                        1995 (Unaudited)                                                                 5

                        Notes to Consolidated Financial Statements                                       6

Item 2.                 Managements Discussion and Analysis of                                           8
                        Financial Condition and Results of Operations
                        for the Three Months and Six Months Ended
                        March 31, 1996

PART II.                Other Information                                                             Page
- -------------------------------------------------------------------------------------------           ----
Item 1.                 Legal Proceedings
Item 2.                 Changes in Securities
Item 3.                 Defaults upon Senior Securities
Item 4.                 Submission of Matters to a Vote of
                        Security Holders
Item 5.                 Other Information
Item 6.                 Exhibits and Reports on Form 8-K
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                  March 31,         September 30,
                                                                                -------------       -------------
                                                                                     1996               1995
                                                                                -------------       -------------
                                                                                  (Unaudited)
ASSETS
  Cash on hand and in banks                                                       $     3,327          $    2,248
  Interest bearing deposits                                                            12,174               5,803
  Investment securities
      Held to maturity                                                                 32,952              36,499
      Available for sale                                                                3,500               6,408
  Mortgage-backed certificates
      Held to maturity                                                                  8,609               3,442
  Loans receivable, net                                                               144,673             135,933
  Accrued interest receivable                                                           1,478               1,448
  Foreclosed real estate, net                                                           1,182               2,052
  Premises and equipment, net                                                           2,999               2,909
  Stock in Federal Home Loan Bank of Dallas,
    at cost                                                                             1,690               1,636
  Federal income taxes receivable                                                         311                 628
  Prepaid expenses and other assets                                                       167                 245
                                                                                  -----------          ----------
    Total assets                                                                  $   213,062          $  199,251
                                                                                  ===========          ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                            174,961             173,811
  Advances from borrowers for taxes and insurance                                       1,390               3,327
  Note payable - Employee Stock Ownership Plan                                           -                    358
  Accrued expenses and other liabilities                                                  740                 986
                                                                                  -----------          ----------
    Total liabilities                                                                 177,091             178,482
DEFERRED INCOME
  Gain on sale of real estate owned                                                       389                 438
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000
    shares authorized, none issued                                                       -                   -
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,664,405 and 1,869,750
    shares issued and outstanding at 1996 and 1995,
    respectively                                                                           27                  19
  Additional paid-in capital                                                           22,666               6,909
  Retained earnings, substantially restricted                                          14,585              13,944
  Less:
    Shares acquired by Employee Stock Ownership Plan                                   (1,602)               (358)
    Shares acquired by Management Recognition Plan                                        (73)               (122)
    Net of unrealized loss on decline in market value
      of securities available for sale                                                    (21)                (61)
                                                                                  -----------          ----------
        Total stockholder's equity                                                     35,582              20,331
                                                                                  -----------          ----------
        Total liabilities and stockholders' equity                                $   213,062          $  199,251
                                                                                  ===========          ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                                          SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                              MARCH 31,                            MARCH 31,
                                                      --------------------------        ----------------------------
                                                         1996             1995             1996              1995
                                                      ---------        ---------        ---------          ---------
INTEREST INCOME
  Loans receivable                                    $   5,837        $   4,915        $   2,980          $   2,500
  Mortgage-backed securities                                254              106              141                 51
  Investment securities                                   1,098            1,140              524                549
  Other                                                     184              132               90                 81
                                                      ---------        ---------        ---------          ---------
    Total interest income                                 7,373            6,293            3,735              3,181

INTEREST EXPENSE
  Other                                                      10              158             -                    95
  Deposits                                                4,231            3,014            2,120              1,594
                                                      ---------        ---------        ---------          ---------
    Total interest expense                                4,241            3,172            2,120              1,689
                                                      ---------        ---------        ---------          ---------
    Net interest income                                   3,132            3,121            1,615              1,492

PROVISION FOR LOSSES ON LOANS                              -                 (15)            -                   (24)
                                                      ---------        ---------        ---------         ----------

  Net interest income after
    provision for losses on loans                         3,132            3,136            1,615              1,516

NONINTEREST INCOME
  Fees and deposit service charges                          520              315              287                162
  Real estate operations, net                                22               42               14                 10
  Other                                                      45               35               30                 20
                                                      ---------        ---------        ---------          ---------
    Total noninterest income                                587              392              331                192

NONINTEREST EXPENSE
  Compensation and benefits                               1,469            1,416              779                681
  Occupancy and equipment                                   214              258              110                133
  Insurance expense                                         223              221              113                110
  Provisions for real estate losses                        -                  17             -                    38
  Other                                                     509              563              247                249
                                                      ---------        ---------        ---------          ---------
    Total noninterest expense                             2,415            2,475            1,249              1,211

INCOME BEFORE TAXES ON INCOME                             1,304            1,053              697                497

TAXES ON INCOME                                             452              385              251                182
                                                      ---------        ---------        ---------          ---------

 Net earnings                                         $     852        $     668        $     446          $     315
                                                      =========        =========        =========          =========

 Earnings per share                                   $     .46        $     .36        $     .24          $     .17
                                                      =========        =========        =========          =========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                                                                          1996               1995
                                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $      852         $      668
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                                             85                 96
      Amortization/Accretion of securities                                                     53                 52
      Provision for losses on loans and losses
        on real estate                                                                       -                     2
      Loans originated for sale                                                            (5,801)            (3,291)
      Loans sold                                                                            5,801              3,161
      Gain on sale of other real estate                                                       (19)               (99)
      Accrual of MRP awards                                                                    49                 56
      ESOP compensation accrued                                                                 9               -
      Change in assets and liabilities:
        (Increase) Decrease in accrued interest
          receivable                                                                          (29)                57
        (Increase) Decrease in prepaid expenses and
          other assets                                                                         77                 57
        Increase (Decrease) in federal income taxes
          receivable                                                                          317                134
        Increase (Decrease) in accrued expenses and
          other liabilities                                                                  (247)               (47)
        Increase (Decrease) in deferred income                                                (49)               (74)
                                                                                       ----------         ----------
          Net cash provided by operating activities                                         1,098                772

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                                            13,442              7,604
  Purchase of investment securities                                                        (7,000)            (1,500)
  Net principal payments (origination) on loans                                            (8,195)            (5,472)
  Proceeds from sale of foreclosed real estate                                                345                738
  Purchase of mortgage-backed securities                                                   (6,000)              -
  Principal paydowns on mortgage-back securities                                              832                381
  Capital expenditures                                                                       (175)              (391)
  Purchase of stock in FHLB Dallas                                                            (54)               (42)
                                                                                       ----------         ----------
    Net provided by (cash used) in investing activities                                    (6,805)             1,318

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                       1,150              2,754
  Net increase (decrease) in advance payments
    by borrowers for property taxes and insurance                                          (1,937)            (1,040)
  Proceeds from sale of common stock                                                       14,518               -
  Dividends paid                                                                             (216)              (215)
  Net decrease in advances from FHLB                                                         -                (4,000)
  Payment of ESOP loan                                                                       (358)              -
                                                                                       ----------         ----------
    Net cash provided by (used in)
      financing activities                                                                 13,157             (2,501)
                                                                                       ----------         ----------
    Net increase (decrease) in cash and
      cash equivalents                                                                      7,450               (411)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            8,051              7,002
                                                                                       ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   15,501         $    6,591
                                                                                       ==========         ==========

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.      Conversions

        On March 31, 1994, Jacksonville Savings and Loan Association (Jacksonville completed its reorganization into the mutual holding company form of organization whereby Jacksonville (i) formed Jacksonville Savings and Loan Association (the Association), a Texas-chartered stock savings and loan association, (ii) transferred substantially all of its assets and liabilities to the Stock Association in exchange for common stock, $.01 par value per share (Common Stock), of the Stock Association, and (iii) reorganized from a state-chartered mutual savings and loan association to a federally-chartered mutual holding company known as "Jacksonville Federal Mutual Holding Company" (the Holding Company) (collectively the Reorganization). As part of the Reorganization, the Association issued 731,250 shares of Common Stock to members of the public and 1,137,500 shares of its Common Stock to the Holding Company.

        On September 20, 1995, the Boards of Directors of the Association and the Mutual Holding Company adopted a Plan of Conversion and Agreement and Plan of Reorganization (Plan) which was consummated March 29, 1996. Pursuant to the Plan, (1) the Mutual Holding Company converted to an interim federal stock savings association and simultaneously merged into the Association, the Mutual Holding Company ceased to exist and the 1,137,500 shares or 60.8% of the outstanding shares of the Association's common stock held by the Mutual Holding Company were cancelled, and (2) the Association then merged into an interim institution (Interim) formed as a wholly-owned subsidiary of Jacksonville Bancorp, Inc. (the Company), a newly formed Texas corporation formed in connection with the reorganization, with the Association being the surviving entity; and, (3) the outstanding shares of the Association's common stock (other than those held by the Mutual Holding Company, which were cancelled) were converted into shares of common stock of the Company pursuant to a ratio which resulted in the holders of such shares owning in the aggregate approximately that same percentage of the Company as they owned of the Association. The Company offered for sale pursuant to the Plan additional shares equal to 60.8% of the common shares of the Company. Consummation of the Plan was approved by (i) the members of the Mutual Holding Company, (ii) the stockholders of the Association, and (iii) various regulatory agencies.

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

        In connection with this Plan, the Company issued 1,618,409 new shares of stock to the public. The shares of the Association stock owned by the public were exchanged for 1,045,996 shares of Company stock. At March 31, 1996, 2,664,405 shares were outstanding including 202,305 shares held by the Employee Stock Ownership Plan and 13,835 shares held by the Management Recognition Plan.

3.      Earnings per share

        Earnings per share for the three and six month periods ended March 31, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding.

4.      Reclassification of Previous Statements

        Certain items previously reported have been reclassified to conform with the current period's reporting format.

5.      New Accounting Pronouncements

        In May, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122(SFAS No. 122) entitled "Accounting for Mortgage Servicing Rights". This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The provisions of SFAS No. 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. Jacksonville adopted the provisions of SFAS No. 122 effective October 1, 1995.

        In May, 1993 the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which was later amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The Association adopted the new standards effective October 1, 1995, and the implementation did not have a material adverse effect on the Association's financial condition of results of operations.

        In March, 1995, the Financial Accounting Standards Board issued Statement No. 121(SFAS No. 121) entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
        SFAS No. 122 requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or charges in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management currently anticipates that the Association will adopt the provisions of SFAS No. 121 effective October 1, 1996 and that it will not have a material adverse effect on financial condition or results of operations.

                           JACKSONVILLE BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1995 to March 31, 1996.

At March 31, 1996, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $213.1 million, which represents an increase of $13.8 million from the $199.3 million held on September 30, 1995 by its subsidiary, Jacksonville Savings and Loan Association (the "Association"). The Association was acquired by the Company on March 29, 1996, in connection with a reorganization and stock offering consummated on that date. Assets increased in part as a result of the stock offering that resulted in proceeds of $14.5 million.

Loans receivable, net, increased during the period by $8.7 million to $144.7 million at March 31, 1996. This increase was primarily due to management's decision to hold most of its 15 year fixed rate loans in lieu of selling them on the secondary market and to greater penetration of the Tyler, Texas residential mortgage market associated with its newly established full service Tyler branch. Investments in interest bearing deposits increased by $6.4 million to $12.2 million at March 31, 1996 due primarily as the result of deposits from the proceeds of the sale of stock. Mortgage backed certificates increased by $5.2 million to $8.6 million at March 31, 1996 as a result of a decision by management to invest in mortgage backed certificates rather than investing in lower yielding Treasury and agency securities. Investment securities held to maturity and investment securities available for sale decreased by $3.5 million and $2.9 million, to $33.0 million and $3.5 million, respectively, at March 31, 1996. This decrease was primarily due to the funding of loans that the Association elected to retain in its loan portfolio as well as funds used to satisfy the request for withdrawals.

Deposits increased by $1.1 million from September 30, 1995 to March 31, 1996 to $175.0 million, while advances from borrowers for taxes and insurance decreased by $1.9 million to $1.4 million at March 31, 1996. The decrease in advances from borrowers for taxes and insurance was primarily due to the payment of real estate taxes which typically takes place in the last quarter of the calendar year.

Foreclosed real estate decrease by $870,000 to $1.2 million at March 31, 1996. This decline was primarily due to the Association's continued efforts to dispose of its foreclosed property portfolio.

Premises and equipment increased by $90,000 from $2.9 million at September 30, 1995, to $3.0 million at March 31, 1996. This increase is primarily due to the purchase of a single family residence and lot adjoining the Branch Office site in Tyler, Texas in order to provide for possible future expansion of the Branch Office location.

Federal income tax receivable decreased by $317,000 from $628,000 to $311,000 at March 31, 1996 primarily from a reduction of the deferred tax receivable, as well as, the timing of Federal Income Tax payments.

Prepaid expenses decreased by $78,000 from $245,000 at September 30, 1995, to $167,000 at March 31,

1996. This decline was primarily due to the reduction realized in prepaid insurance premiums, as well as savings on insurance coverage pertaining to real estate owned. Notes payable -- Employee Stock Ownership Plan decreased from $358,000 to $0 at March 31, 1996, due to payment of the note and transfer to Jacksonville IHC, Inc., a wholly-owned subsidiary of the Company. Accrued expenses decreased by $246,000 from $986,000 to $740,000 at March 31, 1996.

Comparison of Operating Results for the three and six months ended March 31, 1996 and 1995

Net income for the three months ended March 31, 1996 totaled $446,000 as compared to $315,000 for the three months ended March 31, 1995. This increase of $131,000 was primarily due to the increase in interest income not fully offset by an increase in interest expense. Net income for the six months ended March 31, 1996 was $852,000 compared to $668,000 for the same period in 1995. The increase of $184,000 was primarily due to the increase in the loan portfolio.

Net Interest Income

The Company's net interest income before provision for losses on loans was $1.6 million for the three months ended March 31, 1996. This amount represents an increase of $123,000 from the $1.5 million of net interest income before provision for losses on loans for the three month period ended March 31, 1995. Net interest income before provision for losses on loans for the six months ended March 31, 1996, increased by $11,000 from the comparable period ended March 31, 1995 to $3.1 million. The increase for the three months and six months ended March 31, 1996 was primarily due to an increase in interest from the loan portfolio.

Provisions for Losses on Loans

The provisions for possible loan losses are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of nonperforming assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provisions were increased by $24,000 during the three months ended March 31, 1996, and by $15,000 for the six months ended March 31, 1996 from the comparable prior periods.

Non-Interest Income

Non-interest income consists primarily of fees collected on mortgage loans, service charges on deposit accounts and real estate operations. This income increased by $139,000 for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995, amounting to $331,000 and $192,000 for the respective periods. For the six month period ended March 31, 1996, non-interest income increased $195,000 from $392, 000 to $587,000 for the six months ended March 31, 1996. This increase was due primarily to increases in fees and deposit service charges collected during the respective periods.

Non-Interest Expense

Non-interest expense increased by $38,000 to $1.2 million for the three months ended March 31, 1996 when compared to the three months ended March 31, 1995. This increase consisted primarily of the increase in compensation and benefits, plus an increase in insurance expense that was not fully offset by a reduction in occupancy and equipment expense as well as provisions for losses on loans. Non-interest expense decreased by $60,000 for the six months ended March 31, 1996 to $2.4 million. This decrease was primarily due to a $44,000 reduction in occupancy and equipment expense, $17,000 reduction in provision for losses on loans and a $54,000 reduction in other miscellaneous expense. These reductions were offset by a $53,000 increase in compensation and benefits.

Taxes

The provision for income tax amounted to $251,000 and $452,000 for the three and six months ended March 31, 1996, respectively, compared to $182,000 and $385,000 during the three and six months ended March 31, 1995, respectively. The higher provision for income tax is due to an increase in earnings.

Liquidity

Office of Thrift Supervision ("OTS") regulations require the Association subsidiary to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United State Government, state or federal obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month ended March 31, 1996, the Association's average liquidity position was $39.987 million or 23.11 % compared to $48.393 million or 28.43 % at September 30, 1995.

Regulatory Capital Requirements

The Association subsidiary is required to maintain specified amounts of capital pursuant to OTS regulations. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. At March 31, 1996, the Association's tangible, core and total capital were, respectively 13.15 %, 13.15 % and 28.16 %, which exceeded applicable requirements.

Recent Developments

The Company has purchased a single family dwelling and lot located adjacent to its Branch Office site in Tyler, Texas . The acquisition of this site will afford the Company ownership of the entire platted subdivision for possible future expansion. The Company is also in the process of building an annex to its Palestine, Texas Branch Office that would be used to house all of the loan personnel. It is the Company's intent to expand its consumer loan personnel in this branch as well as expand its existing loan department. In addition to the annex in Palestine, the Company has just entered into a contract to purchase the adjoining lot and older home in the event the property is needed for future expansion of its drive-in facility

                           JACKSONVILLE BANCORP, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Jacksonville Bancorp, Inc., is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Association.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not Applicable

                           JACKSONVILLE BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JACKSONVILLE BANCORP, INC.


DATE: May 10, 1996                     BY: /s/ Charles Broadway
      ----------------------------         -------------------------------
                                           Charles Broadway, President



DATE: May 10, 1996                     BY: /s/ Bill W. Taylor
      ----------------------------          -------------------------------
                                           Bill W. Taylor, Sr. Vice Pres.
                                           and Chief Financial Officer