Form 10-Q
period 1996-06-30
JACKSONVILLE BANCORP INC
filed 1996-08-09
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

/ X /                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996
                               -----------------------------------------------

                                           or

/  /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number      0-28070
                       -----------------------

                         Jacksonville Bancorp, Inc.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
- -------------------------------                     --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
- -------------------------------                     ------------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                     No
    ---                                       ---

As of August 7, 1996, the latest practicable date, 2,644,405 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                           Financial Information                                            Page
- -------------------------------------------------------------------------------------------------------
Item 1.                           Financial Statements

                                  Consolidated Statements of Financial Condition
                                  as of September 30, 1995 (Audited) and June 30,
                                  1996 (Unaudited)                                                    3

                                  Consolidated Statements of Earnings for the
                                  Three and Nine Months Ended June 30, 1996
                                  and 1995 (Unaudited)                                                4

                                  Consolidated Statements of Cash Flows for
                                  the Nine Months Ended June 30, 1996 and
                                  1995 (Unaudited)                                                    5

                                  Consolidated Statements of Changes in
                                  Stockholders' Equity for the Nine Months Ended
                                  June 30, 1996 (Unaudited)                                           6

                                  Notes to Consolidated Financial Statements                          7

Item 2.                           Management's Discussion and Analysis of                            10
                                  Financial Condition and Results of Operations
                                  for the Three Months and Nine Months Ended
                                  June 30, 1996

PART II.                          Other Information                                                Page
- -------------------------------------------------------------------------------------------------------
Item 1.                           Legal Proceedings
Item 2.                           Changes in Securities
Item 3.                           Defaults upon Senior Securities
Item 4.                           Submission of Matters to a Vote of Security Holders
Item 5.                           Other Information
Item 6.                           Exhibits and Reports on Form 8-K
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)
                                     ASSETS



                                                         June 30,    September 30,
                                                      -------------  -------------
                                                           1996          1995
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,667  $       2,248
  Interest-bearing deposits                                   2,107          5,803
  Investment securities
    Held to maturity                                         30,815         36,499
    Available for sale                                        7,491          6,408
  Mortgage-backed certificates
    Held to maturity                                         12,554          3,442
  Loans receivable, net                                     154,902        135,933
  Accrued interest receivable                                 1,752          1,448
  Foreclosed real estate, net                                   942          2,052
  Premises and equipment, net                                 3,109          2,909
  Stock in Federal Home Loan Bank of Dallas, at cost          1,715          1,636
  Federal income taxes receivable                               467            628
  Prepaid expenses and other assets                             209            245
                                                      -------------  -------------
        Total assets                                  $     217,730  $     199,251
                                                      =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                            $     174,371  $     173,811
  FHLB Advances                                               4,000           -
  Advances from borrowers for taxes and insurance             2,504          3,327
  Note payable - Employee Stock Ownership Plan                 -               358
  Accrued expenses and other liabilities                        871            986
                                                      -------------  -------------
        Total liabilities                                   181,746        178,482
DEFERRED INCOME
  Gain on sale of real estate owned                             368            438
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000
    shares authorized, none issued                             -              -
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,664,405 and 1,869,750
    shares issued and outstanding at 1996 and 1995,
    respectively                                                 27             19
  Additional paid-in capital                                 22,277          6,909
  Retained earnings, substantially restricted                15,009         13,944
  Less:
    Shares acquired by Employee Stock Ownership Plan         (1,555)          (358)
    Shares acquired by Management Recognition Plan              (49)          (122)
    Net of unrealized loss on decline in market value
      of securities available for sale                          (93)           (61)
                                                      --------------    -----------
        Total stockholders' equity                           35,616         20,331
                                                      --------------    -----------
          Total liabilities and stockholders' equity  $     217,730    $   199,251
                                                      ==============    ===========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                     NINE MONTHS ENDED        THREE MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                   ----------------------   ----------------------
                                      1996        1995         1996        1995
                                   ----------  ----------   ----------  ----------
INTEREST INCOME
  Loans receivable                 $    8,917  $    7,519   $    3,080  $    2,625
  Mortgage-backed securities              454         163          200          60
  Investment securities                 1,682       1,693          584         553
  Other                                   283         246           99         114
                                   ----------  ----------   ----------  ----------
      Total interest income            11,336       9,621        3,963       3,352

INTEREST EXPENSE
  Other                                    17          63            7        -
  Deposits                              6,310       4,982        2,079       1,866
                                   ----------  ----------   ----------  ----------
      Total interest expense            6,327       5,045        2,086       1,866
                                   ----------  ----------   ----------  ----------
      Net interest income               5,009       4,576        1,877       1,486

PROVISION FOR LOSSES ON LOANS            -            (37)        -            (22)
                                   ----------  ----------   ----------  ----------

  Net interest income after
    provision for losses on loans       5,009       4,613        1,877       1,508

NONINTEREST INCOME
  Fees and deposit service charges        841         576          321         261
  Real estate operations, net              78          48           56          14
  Other                                    58          81           13          37
                                   ----------  ----------   ----------  ----------
      Total noninterest income            977         705          390         312

NONINTEREST EXPENSE
  Compensation and benefits             2,244       2,113          775         714
  Occupancy and equipment                 321         387          106         129
  Insurance expense                       336         327          113         106
  Provisions for real estate
    losses                               -             20         -              3
  Other                                   751         923          243         363
                                   ----------  ----------   ----------  ----------
      Total noninterest expense         3,652       3,770        1,237       1,315

INCOME BEFORE TAXES ON INCOME           2,334       1,548        1,030         505

TAXES ON INCOME                           825         561          373         186
                                   ----------  ----------   ----------  ----------

  Net earnings                     $    1,509  $      987   $      657  $      319
                                   ==========  ==========   ==========  ==========

  Earnings per share               $      .71  $      .53   $      .25  $      .17
                                   ==========  ==========   ==========  ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                   Unaudited



                                                           1996         1995
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $    1,509   $      987
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                             171          110
      Amortization/Accretion of securities                      78           86
      Provision for losses on loans and real estate           -             (17)
      Loans originated for sale                            (10,565)      (7,323)
      Loans sold                                            10,565        7,193
      Gain on sale of other real estate                        (81)        (127)
      Accrual of MRP awards                                     73           81
      Release of ESOP shares                                   106         -
      Change in assets and liabilities:
        Increase in accrued interest receivable               (304)         (73)
        Decrease (Increase) in prepaid expenses and
          other assets                                          36          (28)
        Increase (Decrease) in FIT receivable                  162          (60)
        Decrease in accrued expenses and other
          liabilities                                         (116)        (101)
        Decrease in deferred income                            (70)        (102)
                                                        ----------   ----------
          Net cash provided by operating activities          1,564          626

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities             16,968       11,954
  Purchase of investment securities                        (12,477)      (8,000)
  Net principal payments (origination) on loans            (18,243)      (9,186)
  Proceeds from sale of foreclosed real estate                 466        1,148
  Purchase of mortgage-backed securities                   (11,000)      (1,002)
  Principal paydowns on mortgage-backed securities           1,887          459
  Capital expenditures                                        (372)        (449)
  Purchase of stock in FHLB                                    (79)         (66)
                                                        ----------   ----------
          Net cash used in investing activities            (22,850)      (5,142)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     560       10,186
  Net decrease in advances for taxes and insurance            (823)        (263)
  Proceeds from sale of common stock                        14,074         -
  Dividends paid                                              (544)        (325)
  Return of capital from MHC                                   100         -
  Advances from FHLB                                         4,000         -
  Payment of FHLB advances                                    -          (4,000)
  Payment of ESOP loan                                        (358)        -
                                                        ----------   ----------
Net cash provided by financing activities                   17,009        5,598
                                                        ----------   ----------
          Net (decrease) increase in cash and
            cash equivalents                                (4,277)       1,082

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,051        7,002
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    3,774   $    8,084
                                                        ==========   ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                                                       Unrealized
                                                                Unvested   Unvested     Loss on
                                                   Additional   Shares     Shares      Securities                Total
                                         Common     Paid-in     Held by    Held by     Available    Retained  Stockholders'
                                         Stock      Capital      ESOP        MRP        For Sale    Earnings     Equity
                                       ---------- ----------- ----------- ----------- ----------- ----------- -----------
Balance at September 30, 1995          $       19 $     6,909 $      (358)  $    (122)  $     (61)  $  13,944   $  20,331

  Net change in unrealized loss
    on securities                            -           -           -           -            (32)       -            (32)
  Accrual of MRP awards                      -           -           -             73                    -             73
  Accrual of ESOP compensation               -              8          98        -           -           -            106
  Cash dividends                             -           -           -           -           -           (544)       (544)
  Net earnings                               -           -           -           -           -          1,509       1,509
  Issuance of stock in connection
    with reorganization and formation
    of Jacksonville Bancorp, Inc.               8      15,360      (1,295)       -           -           -         14,073
  Return of capital from Mutual
    Holding Company                          -           -           -           -           -            100         100
                                       ---------- ----------- -----------   ---------   ---------   ---------   ---------

Balance at June 30, 1996               $       27 $    22,277 $    (1,555)  $     (49)  $     (93)  $  15,009   $  35,616
                                       ========== =========== ===========   =========   =========   =========   =========

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - CONVERSIONS
  On March 31, 1994, Jacksonville Savings and Loan Association (Jacksonville completed its reorganization into the mutual holding company form of organization whereby Jacksonville (i) formed Jacksonville Savings and Loan Association (the Association), a Texas-chartered stock savings and loan association, (ii) transferred substantially all of its assets and liabilities to the Stock Association in exchange for common stock, $.01 par value per share (Common Stock), of the Stock Association, and (iii) reorganized from a state-chartered mutual savings and loan association to a federally-chartered mutual holding company known as "Jacksonville Federal Mutual Holding Company" (the Holding Company) (collectively the Reorganization). As part of the Reorganization, the Association issued 731,250 shares of Common Stock to members of the public and 1,137,500 shares of its Common Stock to the Holding Company.

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

  In connection with this Plan, the Company issued 1,618,409 new shares of stock to the public. The shares of the Association stock owned by the public were exchanged for 1,045,996 shares of Company stock. At June 30, 1996, 2,664,405 shares were outstanding including 202,305 shares held by the Employee Stock Ownership Plan and 13,835 shares held by the Management Recognition Plan.

NOTE 3 - EARNINGS PER SHARE
  Earnings per share for the three and nine month periods ended June 30, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding.

NOTE 4 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
  In May, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122(SFAS No. 122) entitled "Accounting for Mortgage Servicing Rights". This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The provisions of SFAS No. 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. Jacksonville adopted the provisions of SFAS No. 122 effective October 1, 1995.

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

THE JACKSONVILLE BANCORP, INC. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Changes in Financial Condition from September 30, 1995 to June 30, 1995

At June 30, 1996, the assets of Jacksonville Bancorp, Inc. (the "Company") totaled $217.7 million which represents an increase of $18.4 million or 9.3% from the $199.3 million held at September 30, 1995 by its subsidiary, Jacksonville Savings and Loan Association (the "Association"). The Association was acquired by the Company on March 29, 1996, in connection with the reorganization and stock offering consummated on that date. Assets increased primarily as a result of the stock offering, a substantial part of the proceeds of which were invested in loans, investment securities and mortgage-backed securities.

Interest-bearing Deposits decreased from $5.8 million at September 30, 1995 to $2.1 million at June 30, 1996 for a decrease of $3.7 million dollars. This decrease was due primarily to such deposits being used to fund loans and withdrawals of certificates of deposit.

Investment securities held  to   maturity declined  $5.7 million from $36.5
million at September 30, 1995 to $30.8 million at June 30, 1996.   During the
period, the Association sold certain securities to fund loans.    Investment
securities, available for sale, increased $1.1 million from $6.4 million at September 30, 1995 to $7.5 million at June 30, 1996. This increase was primarily due to the proceeds of the stock sale completed on March 31, 1996 being used to purchase securities classified as being available for sale.

Mortgage backed certificates increased $9.2 million from $3.4 million at September 30, 1995 to $12.6 million at June 30, 1996. This increase was primarily attributable to the stock sale proceeds being used to purchase mortgage-backed securities.

Loans receivable, net increased $19.0 million or 14% from $135.9 million at September 30, 1995 to $154.9 million at June 30, 1996. This increase is primarily due to management's decision to hold most 15-year loans and a limited amount of the 30-year fixed rate loans that it originated during the nine-month period.

Foreclosed real estate, net decreased from $2.1 million at September 30, 1995 to $942,000 at June 30, 1996. This decrease was due to the continued success of the

Association in selling  its foreclosed properties at market value.

Premises and equipment , net increased from $2.9 million at September 30, 1995 to $3.1 million at June 30, 1996. This $200,000 increase was primarily due to the Association's purchase of a single family residence adjacent to the Tyler branch office, as well as a single family residence adjacent to the Association's Palestine branch office. Each of these properties is held for future branch expansion.

Stock in the Federal Home Loan Bank of Dallas increased from $1.6 million at September 30, 1995 to $1.7 million on June 30, 1996. This $79,000 increase was due to stock dividends paid by the Federal Home Loan Bank.

Federal income tax receivable decreased from $628,000 at September 30, 1995 to $467,000 at June 30, 1996. The decrease was due primarily to the timing of tax payments.

Deposits increased by $560,000 from September 30, 1995 to June 30, 1996. This increase was primarily the result of interest paid to and retained in the depositors accounts. The Association borrowed $4 million from the Federal Home Loan Bank in June 1996 for the purpose of funding loans on one-to-four family dwellings. Advances from borrowers for tax and insurance decreased from $3.3 million at September 30, 1995 to $2.5 million at June 30, 1996. This decline was primarily due to the Association's payment of real estate taxes during the last quarter of 1995.

The notes payable for the employee stock ownership plan decreased from $358,000 at September 30, 1995 to zero at June 30, 1996 due to the payment of the note and transfer of the obligation to Jacksonville Bancorp's subsidiary, Jacksonville IHC, Inc. Accrued expenses decreased by $115,000 from $986,000 at September 30, 1995 to $871,000 at June 30, 1996. This decrease was primarily due to the decrease of accrual for employee profit sharing.

Comparison of Operating Results for the nine and three month period ended June 30, 1996 and 1995.

Net earnings for the three months ended June 30, 1996 totaled $657,000 as compared to $319,000 for the three months ended June 30, 1995. This increase of $338,000 was primarily due to an increase in interest income and non-interest income and a decrease in non-interest expense. Net earnings for the nine months ended June 30, 1996 was $1.5 million as compared to $987,000 for the same period in 1995. The increase of $522,000 was primarily due to the increase of net interest income in the loan and investment portfolio.

Net Interest Income

Jacksonville's net interest income, before provisions for losses on loans was $1.9 million for the three months ended June 30, 1996. This amount represents an increase of $0.4 million from $1.5 million for the period ended June 30, 1995. Net interest income before provisions for loan losses for the nine months ended June 30, 1996 increased by $0.4 million from $4.6 million at June 30, 1995 to $5.0 million at June 30, 1996. The increases for the three and nine month periods ended June 30, 1996 were primarily due to increases in interest from the loan portfolio.

Provision for Losses on Loans

The provisions for losses on loans is the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of nonperforming assets, general economic conditions of the company's market area and the collectability of the loan portfolio. Based on these factors, management determined that no loan loss provision was required for either the three or nine month period.

Non-interest income

Non-interest income consists primarily of fees collected on mortgage loans, service charges on deposit accounts and real estate operations. This income increased by $78,000 for the three months period ended June 30, 1996 as compared to the three-month period ended June 30, 1995, amounting to $390,000 and $312,000 for the respective periods. For the nine-month period ended June 30, 1996, non-interest income increased by $272,000 from $705,000 to $977,000 for the nine months ended June 30, 1996. The increases were due primarily to increased amounts of mortgage servicing fees and deposit service charges collected during the respective periods.

Non-interest expense decreased by $78,000 to $1.2 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a reduction in loan origination, check processing, armored car service and miscellaneous expenses. The non-interest expense for the nine-month period ended June 30, 1996 as compared to the same period ended June 30, 1995 decreased by $118,000 from $3.8 million to $3.7 million for the respective periods. This decrease was primarily due to the decrease in the loan origination expense, check processing expense, as well as armored car and general assessments.

Taxes

For the three and nine month periods ended June 30, 1996, the provision for income tax amounted to $373,000 and $825,000, respectively. This compares to $186,000 and $561,000 during the three and nine month periods ended June 30, 1995, respectively. The higher provisions for income tax are due to the higher taxes resulting from increases in earnings.

Liquidity

Office of Thrift Supervision ("OTS") regulations require the Company's subsidiary to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers acceptance and specified United States Government, state or federal obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short term borrowing. For the month ended June 30, 1996, the Associations average liquidity position was $38.3 million or 21.3% compared to $38.9 million or 28.6% for the month ended June 30, 1995. This decrease was primarily the result of Jacksonville using funds for loans, as well as certificates of deposit withdrawals.

Regulatory Capital Requirements

The Association is required to maintain specific amounts of capital pursuant to OTS regulations. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of the adjusted total assets, and total capital (a combination of core and supplementary capital) equal to at least 8.0% of
risk-weighted assets.   At June 30, 1996, the Associations tangible, core and
total capital were 13.12%, 13.12% and 27.13%, respectively, which exceeded each of the applicable requirements.

Recent Developments

The Association plans to complete construction and open its loan annex building in Palestine, Texas within the next 30 to 45 days.

It expects to close its loan origination office in Nacogdoches, Texas by September 1, 1996. The Association anticipates no adverse effect on its operations as a result of closing this office.

In preparation for the upcoming retirement of Charles Broadway, Chief Executive Officer, scheduled for December 31, 1996, the Board of Directors has named Jerry Chancellor, President; Bill Taylor, Executive Vice President, and Jerry Hammons, Senior Vice President. All of the management personnel have been with the Association from 23 to 31 years and the Board believes each is qualified for his respective position.

                   JACKSONVILLE SAVINGS AND LOAN ASSOCIATION
                              JACKSONVILLE, TEXAS
                              FINANCIAL HIGHLIGHTS
                (Dollars in thousands, except per share figures)

                                                                    At
                                                                    --
                                                   June 30,1996         March 31, 1996
                                                   ------------         --------------
Total Assets                                           $217,730              $213,062
Loans Receivable - Net                                  154,902               144,673
Investment Securities                                    38,306                36,452
Deposit Accounts                                        174,371               174,961
Stockholders Equity                                      35,616                35,582
Book Value Per Share                                      13.37                 13.35

                                                           For Quarter Ending
                                                                June  30,
                                                           -----------------
                                                           1996         1995
                                                           ----         ----
Interest Income                                          $3,963       $3,352
Interest Expense                                          2,086        1,866
                                                         ------     --------
Net Interest Income                                       1,877        1,486

Provisions for
Loan Losses                                                 -0-          (22)
Other Income                                                390          312
Other Expense                                             1,237        1,315
                                                          -----      -------
Earnings Before
Taxes                                                     1,030          505
Income Taxes                                                373          186
                                                         ------      -------

Net Earnings                                                657          319
Earnings Per Share                                          .25          .17

                                                                  At and for the three months ended
                                                                  ---------------------------------

                                                               June 30, 1996                  March 31,
                                                               -------------                  ---------
                                                               1996                           1996
                                                               ----                           ----
Yield on Loan Portfolio                                        8.162%                         8.272%
Yield on Investments Securities and MBS                        6.35%                          6.00%
Cost of Deposits                                               4.688%                         4.766%
Return on Average Assets                                       1.20%                           .86%
Equity to Assets                                              16.35%                         16.70%
Nonperforming Loans & REO to Assets                             .65%                          1.08%
REO to Assets                                                   .43%                           .55%
Return on Average Equity                                       8.50%                          8.38%

                           JACKSONVILLE BANCORP, INC.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 The Jacksonville Bancorp, Inc., is involved only in routine legal proceedings occurring in the ordinary course of the Association's business which in the aggregate are believed by management to be immaterial to the financial condition of the Association.

ITEM 2.          CHANGES IN SECURITIES

                 Not Applicable

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not Applicable

ITEM 5.          OTHER INFORMATION

                 Not Applicable

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 Press Release dated August 7, 1996

                    JACKSONVILLE SAVINGS & LOAN ASSOCIATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Jacksonville Savings and Loan Association

DATE:  August 7, 1996                  By:  Charles Broadway
      -------------------------            -------------------------------------

                                        Charles Broadway
                                        Chief Executive Officer

DATE:  August 7, 1996                  By:  Bill W. Taylor
      -------------------------            -------------------------------------

                                        Bill W. Taylor
                                        Exec. Vice President and
                                        Chief Financial Officer