Form 10-K
period 1996-09-30
JACKSONVILLE BANCORP INC
filed 1996-12-30
CIK 1005507

-------------------------------------------------------------------------------

                          OFFICE OF THRIFT SUPERVISION
                             WASHINGTON, D.C. 20552

                                    FORM 10-K


       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR


          /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________


                           JACKSONVILLE BANCORP, INC.
                 --------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                          75-2632781
             -----                                          ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

   COMMERCE AND NECHES STREETS
      JACKSONVILLE, TEXAS                                     75766
      -------------------                                     -----
            (Address)                                       (Zip Code)

       Registrant's telephone number, including area code: (903) 586-9861

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 23, 1996, the aggregate value of the 2,263,603 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 172,614 shares held by all directors and officers of the Registrant as a group and 202,048 shares held by Jacksonville Bancorp, Inc. Employee stock Ownership Plan, was approximately $33,105,193. This figure is based on the last known trade price of $14.625 per share of the Registrant's Common Stock.

Number of shares of Common Stock outstanding as of December 23, 1996: 2,638,265

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.           BUSINESS.
-------           ---------

GENERAL

         Jacksonville Bancorp, Inc.'s (the "Company") primary asset is Jacksonville Savings and Loan Association. The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans and consumer loans. With limited exceptions, Jacksonville has limited commercial real estate lending activity since 1989 to loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements thereon. In 1994 Jacksonville established a consumer loan department to promote development of this type of lending. In addition, Jacksonville invests in United States government and federal agency securities and government-guaranteed mortgage-backed securities.

MARKET AREA

         Jacksonville's market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area's economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and its principle activity is manufacturing. There are 75 manufacturing concerns in Jacksonville. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s which was compounded by defense-related cutbacks. However, the area's economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area's economic base has diversified into such fields as health services, research and technology.

         Major companies in Jacksonville's market area include Baxter Pharmaseal, Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithography and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, Medical Center Hospital and Nan Travis Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas College, Lon Morris College, Jacksonville College, and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 1995, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 5.8% as compared to 6.2% and the estimated unemployment rate for the United States during these periods was 5.3% and 5.6%, respectively.

LENDING ACTIVITIES

         GENERAL. At September 30, 1996, Jacksonville's net loan portfolio totaled $158.0 million representing approximately 72.5 Jacksonville's $217.9 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 1996, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1996, Jacksonville's single-family residential loan portfolio totaled $132.6 million, representing approximately 81.4% of Jacksonville's total loans, before net items, at that date. Jacksonville held $8.6 million in commercial real estate loans at that date, representing 5.3% of total loans, before net items. Of the commercial real estate loans, $3.7 million, or 43.0%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Other than these commercial real estate loans, Jacksonville has not actively pursued the business of making commercial real estate loans since 1989. The only other significant areas of lending activity by Jacksonville are construction loans, land loans and consumer loans which, as of September 30, 1996, represented $7.0 million, or 4.3%, $4.4 million, or 2.7% and $8.9 million, or 5.4% of Jacksonville's total loan portfolio, before net items.

         As a Texas-chartered savings association, Jacksonville has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, approximately 99% of all of the mortgage loans in Jacksonville's portfolio are secured by properties located in Cherokee County and surrounding counties in East Texas, reflecting Jacksonville's emphasis on local lending.

         Although Jacksonville historically originated loans with lesser dollar balances than were permitted by regulation, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1996, Jacksonville's limit on loans-to-one borrower was $5.3 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.7 million. $919,000, $844,000, $654,000 and $578,000. The loan for
$1.7 million is to a church. The group of loans totaling $919,000 consists of three loans secured by commercial real estate acquired in satisfaction; the group of loans totaling $844,000 consists of two loans secured by commercial real estate acquired in satisfaction of debts previously contracted; the group of loans totaling $654,000 consists of four construction loans; and the group of loans totalling $578,000 consists of loans secured by commercial and rental properties. All of these loans or groups of loans are secured primarily by residential and nonresidential real estate located in Cherokee County and surrounding counties in East Texas and were performing in accordance with their terms at September 30, 1996.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.

                                                                          SEPTEMBER 30,
                                         --------------------------------------------------------------------------------
                                                    1996                       1995                         1994
                                                    ----                       ----                         ----
                                             Amount        %           Amount          %            Amount          %
                                           ----------  ----------   ----------    ----------      ----------   ----------
                                                                      (Dollars in Thousands)
MORTGAGE LOANS:
  Single-family residential(1)               $132,599        81.4%    $117,853          84.1%       $109,221(2)      86.7%
  Multi-family residential                      1,268          .8        1,183            .8             735           .6
  Commercial                                    8,604         5.3        8,167           5.8           8,115          6.4
  Construction                                  6,996         4.3        4,312           3.1           1,668          1.3
  Land                                          4,395         2.7        3,754           2.7           3,156          2.5
                                           ----------  ----------   ----------    ----------      ----------   ----------
     Total mortgage loans                    $153,862        94.5%    $135,269          96.5%       $122,895         97.5%
                                           ----------  ----------   ----------    ----------      ----------   ----------

BUSINESS AND CONSUMER LOANS:

  Commercial business                             219          .1     $    232            .2        $    198           .2
  Consumer loans:
    Secured by deposits                         2,290         1.4        1,922           1.4           1,972          1.6
    Secured by vehicles                         2,961         1.4          960            .6             332           .2
    Personal real estate loans                  2,686         1.6        1,253            .9             514           .4
    Other                                         922          .6          526            .4             137           .1
                                           ----------  ----------   ----------    ----------      ----------   ----------
    Total consumer loans                        8,859         5.4        4,661           3.3           2,955          2.3
                                           ----------  ----------   ----------    ----------      ----------   ----------
      Total business and consumer loans      $  9,078         5.5       $4,893           3.5        $  3,153          2.5
                                           ----------  ----------   ----------    ----------      ----------   ----------

    Total loans                               162,940       100.0%    $140,162         100.0%       $126,048        100.0%
                                           ----------  ==========   ----------    ==========      ----------   ==========

Less:
  Undisbursed portion of loans in
   process                                      2,956                 $  2,230                      $    799
  Unearned discounts                               89                      106                           121
  Net deferred loan origination fees              761                      893                           937
  Unrealized losses on loans held for
    sale                                           --                       --                            58
  Allowance for loan losses                     1,100                    1,000                         1,000
                                           ----------                ---------                     ---------

     Net loans                               $158,034                 $135,933                      $123,133
                                           ==========                =========                     =========

                                                              SEPTEMBER 30,
                                         ---------------------------------------------------
                                                    1993                       1992
                                                    ----                       ----
                                             Amount         %            Amount        %
                                           -----------  ----------    ----------  ----------
                                                            (Dollars in Thousands)
MORTGAGE LOANS:
  Single-family residential(1)              $112,063      86.7%         $112,976        86.3%
  Multi-family residential                       532       0.4               116          .1
  Commercial                                   9,556       7.4            10,671         8.2
  Construction                                 1,367       1.1               930          .7
  Land                                         2,972       2.3             2,904         2.2
                                           ---------    ------        ----------  ----------
     Total mortgage loans                   $126,490      97.9%         $127,597        97.5%
                                           ---------    ------        ----------  ----------

BUSINESS AND CONSUMER LOANS:

  Commercial business                       $    234        .2          $    273          .2%
  Consumer loans:
    Secured by deposits                        1,840       1.4             2,125         1.6
    Secured by vehicles                           93        .1               173          .2
    Personal real estate loans                   568        .4               677          .5
    Other                                         81       --                 83         --
                                           ---------    ------         ---------   ---------
    Total consumer loans                       2,582       1.9             3,058         2.3
                                           ---------    ------         ---------   ---------
      Total business and consumer loans     $  2,816       2.1          $  3,331         2.5
                                           ---------    ------         ---------   ---------

    Total loans                             $129,306     100.0%          130,928       100.0%
                                           ---------    ======         ---------   =========

Less:
  Undisbursed portion of loans in
   process                                  $  1,052                    $    620
  Unearned discounts                             169                         237
  Net deferred loan origination fees           1,059                       1,154
  Unrealized losses on loans held for
    sale                                          --                          --
  Allowance for loan losses                      996                         810
                                           ---------                   ---------

     Net loans                              $126,030                    $128,117
                                           =========                   =========

------------------------------------
(1)      Includes first and second liens on single-family residences.

(2)      Includes $1.2 million of loans held for sale.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                                                                                                DUE 3-5          DUE 5-10
                                                                                                 YEARS            YEARS
                                       DUE BEFORE         DUE BEFORE        DUE BEFORE           AFTER            AFTER
                                        9/30/97            9/30/98            9/30/99           9/30/96          9/30/96
                                    --------------     --------------     ------------      ------------     -------------
                                                                         (In Thousands)
Single-family residential(1)               $127                $435               $619            $1,993           $11,564
Multi-family residential                     --                  --                 --                --               116
Commercial                                  259                  --                 64               200             1,100
Construction                              6,996                  --                 --                --                --
Land                                         54                  80                 88                73               904
Commercial business                          --                  --                219                --                --
Consumer                                  2,392                 349                776             2,696             1,377
                                          -----                 ---              -----             -----            ------
    Total                                $9,828                $864             $1,766            $4,962           $15,061
                                          =====                 ===              =====             =====            ======

                                                         DUE MORE
                                      DUE 10-15           THAN 15
                                         YEARS             YEARS
                                         AFTER             AFTER
                                        9/30/96          [3/31/96]            TOTAL
                                    -------------     ------------      --------------
                                                       (In Thousands)
Single-family residential(1)              $65,783           $52,078           $132,599
Multi-family residential                    1,010               142              1,268
Commercial                                  5,921             1,060              8,604
Construction                                   --                --              6,996
Land                                        3,078               118              4,395
Commercial business                            --                --                219
Consumer                                    1,138               131              8,859
                                           ------            ------            -------
    Total                                 $76,930           $53,529           $162,940
                                           ======            ======            =======

------------------------------------

(1)      Includes first and second liens on single-family residences.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1996 which have fixed interest rates or which have floating or adjustable interest rates.

                                                             FLOATING OR
                                   FIXED RATES            ADJUSTABLE-RATES                 TOTAL
                             ---------------------     ---------------------     -----------------------
                                                            (In Thousands)

Single-family residential(1)            $48,763                    $83,709                   $132,472
Multi-family residential                    596                        672                      1,268
Commercial real estate                    1,763                      6,582                      8,345
Construction                                 --                         --                         --
Land                                      1,396                      2,945                      4,341
Commercial business                         169                         50                        219
Consumer                                 $6,467                         --                      6,467
                                          -----                     ------                      -----
  Total                                 $59,154                    $93,958                   $153,112
                                         ======                     ======                    =======


------------------------------------
(1)      Includes first and second liens on single-family residences.

         Scheduled contractual amortization of loans does not reflect the actual term of Jacksonville's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Jacksonville the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

         ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Jacksonville are subject to the written, non-discriminatory, loan underwriting and administration guidelines established by Jacksonville's Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Jacksonville's Board of Directors. Except for certain small second mortgage loans of a minimal amount and personal real estate loans, Jacksonville requires title insurance. Hazard insurance is also required on all improved secured property and flood insurance is required on property located in a flood plain.

         Jacksonville's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by Jacksonville's loan department and, except for loans of $50,000 or less, then is submitted for approval to the Loan and Executive Committee or Jacksonville's Board of Directors. With the exception of home improvement, consumer and land loans, the Loan and Executive Committee is responsible for approving all loans in excess of $50,000. Loans under $50,000 may be approved by two loan officers or by a branch manager and one loan officer. Home improvement, consumer and personal real estate loans over $50,000 must be approved by two officers. Certain loans, because of their amount or because they do not meet one or more specified guidelines, must receive direct approval of the Board of Directors.

         Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. In the current interest rate environment, it follows a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. When loans are sold to others, except to Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 1996, $47.2 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, each index would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 1996, $48.0 million or 36.2% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $84.6 million or 63.8% of such loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $48.4 million, or 57.2%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                        YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------


                                            1996                 1995                  1994
                                     ----------------     ----------------     ------------------
LOAN ORIGINATIONS:
  Single-family residential                  $45,113              $32,307                $36,983
  Multi-family residential                       658                  200                     --
  Land                                         1,159                  969                    132
  Commercial                                     697                  795                    551
  Construction                                11,707                6,730                  1,771
  Commercial business                             --                   71                     --
  Consumer                                     8,862                4,197                  1,983
                                              ------                -----                  -----
    Total loans originated                    68,196               45,269                 41,420
  Purchases                                       --                   --                     --
    Total loans originated
      and purchased                           68,196               45,269                 41,420
                                              ------               ------                 ------

SALES AND LOAN PRINCIPAL
  REDUCTIONS:
  Loans sold                                  21,848               13,817                 23,694
  Loan principal
    repayments                                23,955               19,374                 24,083
                                              ------               ------                 ------
    Total loans sold and
      principal reductions                    45,803               33,191                 47,777


Increase (decrease) due
  to other items, net(1)                        (292)                 722                  3,460
                                              ------               ------                 ------


Net increase (decrease)
  in loan portfolio                          $22,101              $12,800                $(2,897)
                                              ======               ======                 ======

------------------------------------

(1)      Consists of loan foreclosures, extensions and changes in net items.

         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties. At September 30, 1996, $132.6 million or 81.4% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the residential first mortgage loans made by Jacksonville generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Jacksonville. All residential first mortgage loans, except those made to facilitate the sale of such dwellings held as real estate owned, are generally underwritten in conformance with current guidelines of the FHLMC. Jacksonville's lending policies on residential first mortgage loans generally limit the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property and generally all residential first mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         Jacksonville offers fixed-rate residential first mortgage loans with terms of 15 to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Jacksonville the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Jacksonville enforces due-on-sale clauses to the extent permitted under applicable laws. Approximately 99% of Jacksonville's residential first mortgage loan portfolio consists of conventional loans, with the remaining loans either insured by the FHA or partially guaranteed by the VA.

         Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from origination fees for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $52.1 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold only $22.1 million of loans to the mortgage banking company. During fiscal 1996, Jacksonville sold $21.4 million of loans to FHLMC and $400,000 to the mortgage banking company.

         During the year ended September 30, 1996, Jacksonville originated $45.1 million of single-family residential loans of which $34.7 million, or 77.0%, were fixed rate and $10.4 million, or 23.0%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $21.4 million, or 47.5%, to FHLMC. The volume of single-family residential loans originated increased by 39.6% from $32.3 million during fiscal 1995 as compared to $45.1 million during fiscal 1996 and the percentage of sales of such originations increased from 47.1% in fiscal 1995 to 48.3% in fiscal 1996. Jacksonville anticipates that it will continue its policy of selling all or substantially all of its fixed-rate residential first mortgage loan originations with terms of more than 15 years as long as interest rates remain at current levels or lower and will reevaluate this policy if there is a material and prolonged rise in interest rates.

         Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In order to continue to increase and then to maintain a high percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling fixed-rate loans from its portfolio. As a result, at September 30, 1996, $84.6 million, or 63.8%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

         Jacksonville's residential first mortgage adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust every one, three or five years in accordance with a designated index based upon U.S. Government securities. Jacksonville currently offers a one, three and five-year adjustable mortgage with a 2% cap on the rate adjustment per period and a 4% to 6% cap rate adjustment over the life of the loan, depending on its term. Jacksonville's adjustable-rate residential first mortgage loans are not convertible by their terms into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

         Due to the generally lower rates of interest prevailing in recent periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. However, Jacksonville has continued to originate adjustable-rate residential first mortgage loans during this period by offering existing customers the opportunity to refinance fixed-rate loans by modifying such loans into a three or five-year adjustable rate loan with the payment of two points and by originating new five-year adjustable loans without charging points. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 23.0%,

13.6% and 10.6% of Jacksonville's total originations of single-family residential loans during the year ended September 30, 1996, 1995 and 1994, respectively.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Jacksonville believes that these risks, which have not had a material adverse effect on Jacksonville to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The Association also makes home improvement loans which amounted to $2.4 million as of September 30, 1996. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien. Under Texas law, the proceeds of a second mortgage loan must be used for home improvement purposes and the payment of real estate taxes.

         COMMERCIAL MORTGAGE LOANS. At September 30, 1996, $8.6 million, or 5.3%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $3.7 million, or 43.0%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates few commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 1996, 1995 and 1994 were, respectively, $697,000, $795,000 and $551,000.

         As of September 30, 1996, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $4.9 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 1996, $2.6 million, or 53.1%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

         The commercial mortgage loans originated since 1989 generally have interest rates that adjust on a periodic basis in accordance with changes in a designated index and have terms that range up to 30 years. Because substantially all commercial mortgage loans originated since 1989 are secured by properties that were formerly real estate owned and by improvements on such properties, Jacksonville's REO Disposition Committee has reviewed each loan with senior management prior to Board of Director approval rather than establishing general guidelines for its staff. Pursuant to a written Classified Assets Reduction Plan adopted by the Board of Directors, individual asset disposition plans are established for each parcel of real estate owned. In order to help establish asking prices for real estate owned, a valuation for each parcel is generally established on an annual basis. The valuation may take the form of an appraisal, brokers opinion, letter appraisal, or similar document. Where appraisals are obtained, they generally are performed by an independent appraiser designated by Jacksonville and are reviewed by management. In originating commercial mortgage loans, Jacksonville considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property.

         As of September 30, 1996, there were two commercial mortgage loans secured by former real estate owned properties with principal balances, including funds utilized for improvements by the borrower on such properties, in excess of $400,000. These loans were performing in accordance with their terms at September 30, 1996.

         Commercial mortgage lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

         CONSTRUCTION LOAN. At September 30, 1996, construction loans totaled $7.0 million or 4.3% of the total loan portfolio, before net items.

         Jacksonville makes construction loans to individuals for the construction of their residences. Recently, it expanded its construction lending activities to include lending to developers for the construction of single-family residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Primarily as a result of increased lending to developers, construction loan originations increased during the year ended September 30, 1996 to $11.7 million from $6.7 million during fiscal 1995. This increase also reflects increased construction activity in Jacksonville's market area.

         Construction lending is generally limited to Jacksonville's primary lending area, within 100 miles of Jacksonville's home office or within 25 miles of each branch office. Construction loans are generally only made to existing customers and to developers who have a sound financial and operational reputation in the market area. The loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically is six months but may be extended for 30- or 60-day periods for good reason. Construction loans have rates and terms which generally match the non-construction loans then offered by Jacksonville except that during the construction phase the borrower normally only pays interest on the loan. Funds are released periodically pursuant to a construction-completion schedule and only after an on-site inspection by an employee of Jacksonville. Jacksonville generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process. The maximum loan to value ratio is 80%. Construction financing also is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

         LAND LOANS. As of September 30, 1996, land loans totaled $4.4 million or 2.7% of the total loan portfolio, before net items. As of that date, Jacksonville had 153 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. Jacksonville does not make land loans for speculative purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 1996, was approximately $29,000.

         CONSUMER LOANS. At September 30, 1996, consumer loans totaled $8.9 million or 5.4% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles and personal real estate loans. Loans secured by deposits total $2.3 million at September 30, 1996. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future homesites and for additional property adjacent to their existing residence. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was was substantially less than 20 years as of September 30, 1996. All of these loans are secured by the purchased land, but because these loans are typically for $10,000 or less they are not underwritten in the same manner as the Association's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower rather than the value of the collateral and as such does not require a property appraisal or title policy. At September 30, 1996, the Association had 220 personal real estate loans with an average balance of $12,000. Jacksonville's vehicle loan portfolio totalled $3.0 million at September 30, 1996. A substantial majority of Jacksonville's vehicle loans are for new vehicles but it also offers loans for vehicles up to four years old. The Association does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest. These loans are typically made to Jacksonville customers of long standing.

         MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 1996, $1.3 million, or 0.8%, and $219,000, or 0.1%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the ten multi-family loans in Jacksonville's loan portfolio as of September 30, 1996, the largest loan had a principal amount of $391,000 which represented 30.1% of the multi-family loan portfolio. As of September 30, 1996, the commercial business loan portfolio consisted of two loans, the larger of which was a $122,000 loan to a retail grocery store secured by its inventory.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Jacksonville's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans, adjusted for estimated prepayments based on Jacksonville's historical prepayment experience. At September 30, 1996, Jacksonville had $760,000 of loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans. See
Note 5 to the Consolidated Financial Statements.

         Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Jacksonville has not deferred direct costs related to short-term loans for which no origination fees are charged. Management considers this departure to be immaterial considering the short-term nature of these loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitments subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield. See Note 2 to the Consolidated Financial Statements.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1996, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                 SINGLE-FAMILY                    MULTI-FAMILY
                                  RESIDENTIAL                     RESIDENTIAL                     COMMERCIAL
                            -------------------------        -----------------------        ------------------------
                            AMOUNT         PERCENTAGE        AMOUNT       PERCENTAGE        AMOUNT        PERCENTAGE
                            ------         ----------        ------       ----------        ------        ----------
Loans delinquent for:
  30-59 days                  $2,464          1.5%            $  --            --%          $ 468             .29%
  60-89 days                     709          .43                --            --              13             .01
  90 days and over               465          .29                --            --              --              --
                               -----        -----             -----         -----           -----           -----
    Total delinquent loans    $3,638         2.23%            $  --            --%          $ 481             .30%
                               =====        =====             =====         =====           =====           =====

                                 CONSTRUCTION                   LAND                    CONSUMER                   TOTAL
                            ---------------------      --------------------      --------------------      -----------------------
                            AMOUNT     PERCENTAGE      AMOUNT    PERCENTAGE      AMOUNT    PERCENTAGE      AMOUNT       PERCENTAGE
                            ------     ----------      ------    ----------      ------    ----------      ------       ----------
Loans delinquent for:
  30-59 days                  $  --         --%        $  --          --%         $  40        .02%          $2,972       1.82%
  60-89 days                     --         --            --          --              9        ---              731        .44
  90 days and over               --         --           320         .20             29        .02              814        .51
                              -----      -----         -----       -----          -----      -----           ------      -----
    Total delinquent loans    $  --         --%        $ 320         .20%         $  78        .04%          $4,517       2.77%
                              =====      =====         =====       =====          =====      =====           ======      =====

         NON-PERFORMING ASSETS. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Jacksonville does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts were deemed sufficient to ensure full recovery. Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is restored or until management accepts a payment that results in a cure of the 90-day delinquency. In such cases, the loan is returned to accrual status.

         REAL ESTATE OWNED. REO is real property acquired by Jacksonville through foreclosure, deed in lieu of foreclosure, or through an exchange of foreclosed real estate. It is typically a poor or nonearning asset, and its acquisition in limited amounts is generally regarded as an unavoidable result of normal business operations. However, the holding of abnormally large amounts of REO for extensive periods of time can adversely affect earnings. As a result of adverse economic conditions that existed in Jacksonville's market area during the 1980s, Jacksonville, like most financial institutions in its market area, acquired an inordinately large amount of REO consisting primarily of commercial real estate and, to a lesser degree, single-family residential property.

         As the economy has improved in its market area in recent years, Jacksonville has attempted to reduce gradually its outstanding REO each year by following a policy of prudent management and market monitoring. The details of this policy are embodied in Jacksonville's Real Estate Owned Policy adopted by the Board of Directors in September 1990. The primary objectives of the REO Policy are to: (1) establish procedures for the handling and disposition of REO;
(2) ensure that REO has been properly accounted for on the institution's books;
(3) set forth Jacksonville's philosophy for the management of repossessed property; (4) provide for the periodic revaluation of real estate owned; and (5) provide guidelines for the accounting of the sale of REO. These objectives are monitored by the REO Disposition Committee. See "Management - Board Meetings and Committees of the Board of Directors."

         REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $2.5 million, $2.1 million and $1.1 million as of September 30, 1994, 1995 and 1996 respectively.

         Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 1996, Jacksonville has $941,000 of REO sold by the deposit method.

         The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.

                                                                       SEPTEMBER 30,
                                         -----------------------------------------------------------------------
                                             1996            1995           1994           1993           1992
                                         ----------      ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Non-accruing loans:
  Single-family residential(1)                $  465         $  534         $  163         $  399          $  976
  Multi-family residential                        --             --             --             --              --
  Commercial                                      --              3             10              4              33
  Construction                                    --             --             --             --              --
  Land                                           321             26            420            388              --
  Commercial business                             --             --             --             --              --
  Consumer                                        29             --              8              6              43
                                               -----         ------         ------          -----           -----
    Total non-accruing loans                     815            563            601            797           1,052

Accruing loans 90 days or more
  delinquent                                      --             --             --             --              --
                                               -----         ------         ------          -----           -----
  Total non-performing loans                     815            563            601            797           1,052
                                               -----         ------         ------          -----           -----

Real estate owned(2)                           1,051          2,052          2,549          4,623           7,227
                                               -----         ------          -----          -----           -----
  Total non-performing assets                 $1,866         $2,615         $3,150         $5,420          $8,279
                                               =====          =====          =====          =====           =====

Troubled debt restructurings                  $  387         $  391         $  395         $  406          $  419
                                               =====          =====          =====          =====           =====

Total non-performing loans and
  troubled debt restructurings
  as a percentage of total net loans             .76%           .70%           .81%           .95%           1.15%
                                               =====          =====          =====          =====           =====

Total non-performing assets and
  troubled debt restructurings as
  a percentage of total assets                  1.03%          1.51%          1.90%          3.07%           4.53%
                                               =====          =====          =====          =====           =====

------------------------------------

(1)      Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

         At September 30, 1996, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         The interest income that would have been recorded during fiscal 1996, 1995 and 1994 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $52,000, $89,000 and $63,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note 5 to the Consolidated Financial Statements. During the year ended September 30, 1996, no interest income was actually recorded on any loans after they were placed on non-accrual status.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Jacksonville's classified assets at September 30, 1996 consisted of $20,000 of assets classified as special mention, $3.2 million of assets classified as substandard, and $0 classified as loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $900,000, or 27.7%, were non residential real estate parcels acquired as real estate owned, $1.6 million, or 51.1%, were single-family residential loans, $400,000, or 13.6%, were commercial real estate and land loans, and $200,000 or 6.5%, were single-family residences acquired as real estate owned.

         The following table sets forth the Association's classified assets at the dates indicated.

                                                                    SEPTEMBER 30,
                                             --------------------------------------------------------
                                                    1996                1995                 1994
                                             ---------------      ---------------     ---------------
                                                                   (In thousands)
Classification:
  Special mention                                 $   20                $   41             $   38
  Substandard                                      3,213                 3,333              4,152
  Doubtful                                            --                    --                 --
  Loss(1)                                             --                    --                 --
                                                  ------                ------             ------
    Total classified assets                       $3,233                $3,374             $4,190
                                                  ======                ======             ======


------------------------------------

(1)      Excludes foreclosed real estate that has been fully reserved.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio adverse situations that may affect the borrower's ability to repay and current economic conditions. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

         At September 30, 1996, Jacksonville's allowance for loan losses amounted to $1.1 million compared to $1.0 million at September 30, 1995.

         The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.

                                                                     YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------------------------
                                     1996                 1995               1994                1993              1992
                                     ----                 ----               ----                ----              ----
Total net loans outstanding        $158,034             $135,933           $123,133            $126,030          $128,107
                                   ========             ========           ========            ========          ========
Average loans outstanding          $145,021             $128,623           $122,051            $127,845          $129,968
                                   ========             ========           ========            ========          ========
Balance at beginning of
  period                           $  1,000             $  1,000           $    996            $    810         $     724
Charge-offs(1)                           --                  (57)               (24)               (155)             (311)
Recoveries(1)                            --                   32                 10                  16                13
                                   --------             --------           --------            --------         ---------
Net charge-offs                       1,000                  (25)               (14)               (139)             (298)
Provision for losses on loans           100                   25                 18                 325               384
                                   --------             --------           --------            --------         ---------
Balance at end of period           $  1,100            $   1,000           $  1,000            $    996        $      810
                                   ========             ========           ========            ========          ========
Allowance for loan losses
  as a percent of total net
  loans outstanding                     .70%                 .74%               .81%                .79%              .63%
                                   ========             ========           ========            ========          ========
Ratio of net charge-offs to
  average loans outstanding              --%                 .02%               .01%                .11%              .23%
                                   ========             ========           ========            ========          ========

------------------------------------

(1) Charge-offs and recoveries for all periods presented consist principally of single-family residential loans.

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                              SEPTEMBER 30,
                                     ----------------------------------------------------------------------------------------------
                                               1996                              1995                              1994
                                     --------------------------     -----------------------------     -----------------------------
                                                     % OF LOANS                        % OF LOANS                        % OF LOANS
                                                      IN EACH                           IN EACH                           IN EACH
                                                    CATEGORY TO                       CATEGORY TO                       CATEGORY TO
                                      AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS
                                     ---------     ------------     ------------     ------------     ------------     ------------
                                                                         (Dollars in Thousands)
Mortgage loans                         $1,025           93.18%          $  894            96.5%          $  900            97.5%
Commercial business loans                  20            1.82               30              .2               42              .2
Consumer loans                             55            5.00               76             3.3               58             2.3
                                       ------          ------           ------          ------           ------          ------
    Total allowance for loan losses    $1,100           100.0%          $1,000           100.0%          $1,000           100.0%
                                       ======          ======           ======          ======           ======          ======

                                                             SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                                 1993                              1992
                                    -----------------------------     -----------------------------
                                                       % OF LOANS                        % OF LOANS
                                                        IN EACH                           IN EACH
                                                      CATEGORY TO                       CATEGORY TO
                                        AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS
                                    ------------     ------------     ------------     ------------
                                                          (Dollars in Thousands)
Mortgage loans                        $  927             97.9%          $  750             97.5%
Commercial business loans                 --               .2               --               .2
Consumer loans                            69              1.9               60              2.3
                                      ------           ------           ------            -----
    Total allowance for loan losses   $  996            100.0%          $  810            100.0%
                                      ======           ======           ======            =====

MORTGAGE-BACKED SECURITIES

         Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC or the GNMA. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 1996, $5.7 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

         The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.

                                                            1996                  1995                  1994
                                                     -----------------     -----------------     -----------------
                                                                     (Dollars in Thousands)
Mortgage-backed securities at
  beginning of period                                      $ 3,442                $2,995                $4,214
Purchases                                                   10,927                 1,002                    --
Sales                                                           --                    --                    --
Repayments                                                  (2,262)                 (555)               (1,219)
                                                           -------               -------               -------
Mortgage-backed securities at end
  of period                                                $12,107               $ 3,442               $ 2,995
                                                           =======               =======               =======
Weighted average yield
  at end of period                                            7.06%                 7.33%                 7.69%
                                                           =======               =======               =======

         At September 30, 1996, Jacksonville's mortgage-backed securities had a book value and estimated market value of $12.1 million and $12.1 million, respectively. Of the $12.1 million portfolio, $2.0 million was scheduled to mature in five years or less and $7.1 million was scheduled to mature after ten years. Due prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         The $2.0 million of mortgage-backed securities which were scheduled to mature in five years or less at September 30, 1996 qualify for regulatory liquidity and have fixed interest rates. The remaining $10.1 million of mortgage-backed securities at such date consisted of $4.4 million of fixed-rate and $5.7 million of adjustable-rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 1996, $7.3 million consisted of FNMA certificates, $1.3 million consisted of GNMA certificates and $3.5 million consisted of FHLMC certificates. See Note 4 to the Consolidated Financial Statements for additional information.

INVESTMENT ACTIVITIES

         Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President and the Senior Vice President. The members of the Investment Committee are: Dr. Joe Tollett, Charles Broadway and Bill W. Taylor. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, A, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 1996, Jacksonville had U.S. Treasury notes and U.S. Government agency held-to-maturity securities with an amortized cost of $26.4 million and an estimated market value of $26.4 million. See note 3 to the Consolidated Financial Statement for further information. At September 30, 1996, Jacksonville held U.S. government securities as available-for-sale with an amortized cost of $7.5 million and an estimated market value of $7.4 million.

         The following table sets forth Jacksonville's investment securities at the dates indicated.

                                                             SEPTEMBER 30,
                                     -------------------------------------------------------------
                                            1996                  1995                  1994
                                     -----------------     -----------------     -----------------
                                                             (In thousands)
Available for sale(1):

  U.S. agency securities                     $ 7,359               $ 6,408             $ 4,206
                                              ------                ------              ------
      Total available for sale                 7,359                 6,408               4,206
                                              ------                ------              ------

Held to maturity(1):
  Mortgage-backed securities:
    FNMA Certificates                          7,270                    --                  --
    FHLMC certificates                         3,553                 1,921               1,193
    GNMA certificates                          1,284                 1,521               1,802
  U.S. Treasury notes                          8,980                12,492              17,204
  U.S. agency securities                      17,467                24,008              23,482
                                              ------                ------              ------

     Total held to maturity                   38,554                39,942              43,681
                                              ------                ------              ------

        Total investment securities          $45,913               $46,350             $47,887
                                              ======                ======              ======

-----------------------------------


(1) Securities classified as available for sale were carried at fair value at September 30, 1996, 1995 and 1994. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

         At September 30, 1996, $9.0 million or 19.6% of investment securities held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 6.61%. Of the remaining investment securities, $16.9 million was scheduled to mature after one year through five years.

         The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 1996.

                                                                       CONTRACTUALLY MATURING
                          ------------------------------------------------------------------------------------------------------
                                          WEIGHTED                 WEIGHTED                  WEIGHTED                   WEIGHTED
                            UNDER 1       AVERAGE        1-5       AVERAGE        6-10       AVERAGE         OVER 10     AVERAGE
                              YEAR          RATE        YEARS        RATE        YEARS         RATE           YEARS       RATE
                          ---------     ----------    --------   ---------     --------    ---------      -----------   --------
                                                                         (Dollars in Thousands)
HELD TO MATURITY
U.S. Treasury notes
   and bills                $ 4,001        6.09%      $ 4,979       5.30%     $    --            --%       $    --           --%

U.S. agency securities        5,004        7.03        12,463       5.68           --            --             --           --
                            -------                   -------                 -------                      -------
   Total                    $ 9,005                   $17,442                 $    --                      $    --           --
                            =======                   =======                 =======                      =======

AVAILABLE FOR SALE
U.S. Treasury notes              --          --            --         --           --            --             --           --
   and bills
U.S. agency securities           --          --         4,492       6.10        3,000          7.67             --           --
                            -------                   -------                 -------                      -------
Total                       $    --                   $ 4,492                 $ 3,000                      $    --
                            =======                   =======                 =======                      =======
Unrealized loss on
  securities available
  for sale
    Total

                                     TOTAL
                          ------------------------


                             AMOUNT          YIELD
                          -----------     ---------
                            (Dollars in Thousands)
HELD TO MATURITY
U.S. Treasury notes
   and bills                   $ 8,980          5.65%

U.S. agency securities          17,467          6.07
                               -------
   Total                       $26,447
                               =======

AVAILABLE FOR SALE
U.S. Treasury notes                 --            --
   and bills
U.S. agency securities           7,492          6.73
                               -------
Total                          $ 7,492
                               =======
Unrealized loss on
  securities available
  for sale                         133
                               -------
    Total                      $33,806
                               =======


INTEREST-BEARING DEPOSITS

         As of September 30, 1996 Jacksonville also had demand deposit accounts in the FHLB of Dallas of $2.4 million as compared to $5.8 million as of September 30, 1995. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of one year. As of September 30, 1996, Jacksonville had no certificates of deposit.

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Jacksonville's funds for lending and other investment purposes. In addition to deposits, Jacksonville derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $19.4 million at September 30, 1996.

Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Jacksonville on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         Jacksonville does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

                                                                            SEPTEMBER 30,
                                 -------------------------------------------------------------------------------------------------
                                               1996                               1995                             1994
                                 ------------------------------     ------------------------------     ---------------------------
                                     AMOUNT         PERCENTAGE          AMOUNT         PERCENTAGE          AMOUNT       PERCENTAGE
                                 -----------      -------------     -----------      -------------     -----------     -----------
                                                                       (Dollars in Thousands)
Certificate accounts:
2.00 - 4.00%                          $3,973             2.28%         $ 14,428             8.30%         $ 98,332          61.71%
4.01 - 6.00%                          96,387            55.30            82,012            47.17            13,666           8.59
6.01 - 8.00%                          31,581            18.11            36,147            20.79                 8             --
8.01 - 10.00%                            139              .08               132              .08                --             --
                                    --------          -------          --------           ------          --------        -------

Total certificate accounts          $132,080            75.77%         $132,719            76.34%         $112,006          70.30%
                                    ========          =======          ========           ======          ========        =======

Transaction accounts:

Passbook savings                     $11,424             6.55%         $ 10,765             6.20%         $ 11,063           6.94%
Money market                          17,648            10.12            17,930            10.32            24,720          15.51
Demand and NOW Accounts               13,176             7.56            12,397             7.14            11,554           7.25
                                    --------          -------          --------          -------          --------        -------

Total transaction accounts           $42,248            24.23%         $ 41,092            23.66%         $ 47,337          29.70%
                                    ========          =======          ========          =======          ========        =======

Total deposits                      $174,328           100.00%         $173,811           100.00%         $159,343         100.00%
                                    ========          =======          ========          =======          ========        =======

         The following table sets forth the savings activities of Jacksonville during the periods indicated.

                                                  1996                    1995                    1994
                                           -------------------     -------------------     -------------------
                                                                      (In Thousands)
Net increase (decrease)
    before interest credited                  (4,111)                 10,889                 (17,736)

Interest credited                              4,628                   3,579                   2,768
                                            --------                --------                --------
Net increase (decrease) in deposits         $    517                $ 14,468                $(14,968)
                                            ========                ========                ========

         The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 1996

                                                      MATURITY DATE
                    ---------------------------------------------------------------------------------
                       ONE YEAR         OVER              OVER              OVER
INTEREST RATE           OR LESS       1-2 YEARS         2-3 YEARS          3 YEARS          TOTAL
-----------------   --------------- --------------  ----------------     -------------    -----------
                                                      (In Thousands)
2.00 -  4.00%             $3,973        $    --           $    --            $    --         $  3,973
4.01 -  6.00%             90,918          5,469                --                 --           96,387
6.01 -  8.00%             31,513             68                --                 --           31,581
8.01 -  10.00%               139             --                --                 --              139
                        --------        -------           -------            -------         --------
                        $126,543        $ 5,537           $    --            $    --         $132,080
                        ========        =======           =======            =======         ========


         The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 1996.

CERTIFICATES OF DEPOSIT MATURING
IN QUARTER ENDING:
-------------------------------------------
                                                              (In thousands)
December 31, 1996                                                 $ 4,061
March 31, 1997                                                      2,860
June 30, 1997                                                       1,250
September 30, 1997                                                  5,779
After September 30, 1997                                            3,221
                                                                  -------
Total certificates of deposit
  with balances of $100,000
  or more                                                         $17,171
                                                                  =======

         The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. See also, Note 9 to the Consolidated Financial Statements.

                                           YEAR ENDED SEPTEMBER 30,
                           ---------------------------------------------------------
                               1996                 1995                  1994
                           --------------    -----------------     -----------------
                                            (Dollars in Thousands)
Maximum balance               $4,000               $ 7,000               $ 4,000
Average balance                1,098                 2,750                   115
Weighted average interest
  rate of FHLB advances         5.71%                 5.52%                 5.27%

         The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.

                                                          SEPTEMBER 30,
                                  ------------------------------------------------------------
                                         1996                 1995                  1994
                                  -----------------    -----------------     -----------------
                                                      (Dollars in Thousands)
FHLB long-term advances             $2,000              $    --                $ 4,000
  Weighted average interest rate
                                      5.71%                  --%                  5.15%
FHLB short-term advances            $   --              $    --                $    --
  Weighted average interest rate
                                        --%                  --%                    --%


         BORROWINGS. While Jacksonville has not frequently borrowed from the FHLB of Dallas, it may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation - Federal Regulation of Savings Associations - Federal Home Loan Bank System." At September 30, 1996, Jacksonville had $2 million advances from the FHLB of Dallas.

         The Company's ESOP also borrowed funds for the purchase of shares of the Association Common Stock issued in connection with the MHC Reorganization. As of September 30, 1996, the outstanding balance of that loan was $1.5 million.

         SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of
J. S. & L. Corporation ("JS&L") which was established in December 1979. JS&L is self sufficient due to income from $79,000 in investments, interest from residential notes receivable and rental income. Its main activity is the servicing of purchased residential first and second lien notes. The portfolio includes 35 loans ranging in size from $2,500 to $145,000, most of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 1996 and September 30, 1995, JS&L earned $34,800 and $34,900, respectively. JS&L now makes investments in investments permissible for Jacksonville, rents houses and office space, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. Total investment in JS&L at September 30, 1996 was $210,000. Total capital of JS&L at September 30, 1996 was $810,000 and, as of that date, JS&L has no outstanding indebtedness to Jacksonville.

         EMPLOYEES. Jacksonville and its subsidiary had 69 full-time employees and one part-time employee at September 30, 1996. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

                                   REGULATION

         Set forth below is a brief description of those laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Association are regulated. The description of the laws and regulations hereunder and elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

         GENERAL. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), will be required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association will be subject to certain restrictions in its dealings with the Company and affiliates thereof.

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director, or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Association was in compliance with the above restrictions.

         RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         The Bank Holding Company Act of 1956 specifically authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. A bank holding company that controls a savings institution is also authorized to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

         FEDERAL SECURITIES LAWS. The Company has filed with the Securities and Exchange Commission ("SEC") a registration statement under the Securities Act of 1933, as amended

(the "Securities Act"), for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion and Reorganization, the Company's Common Stock will be registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company will then be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

         The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion and Reorganization does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be sold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

THE ASSOCIATION

         GENERAL. The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and to certain state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

         The OTS has broad enforcement authority over all savings institutions, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

         INSURANCE OF ACCOUNTS. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Association.

         Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ration of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIFinsured institutions and BIF-insured institutions. The legislation provides that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by effected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Association will pay a special assessment of approximately $1.1 million. The assessment was accrued in the quarter ended September 30, 1996.

         Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If the Association is required to convert to a bank charter, the Company would become a bank holding company which would subject it to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in applicable legislation or regulation. As of September 30, 1996, the Company has no investments or activities that would be adversely affected if it were required to become a bank holding company.


         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital established by the OTS. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent oneto four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. Thus, an institution with greater than "normal" risk was not subject to any deduction from total capital until October 1, 1994 (based on the calculation of the interest rate risk component using data as of December 31, 1993). If the interest rate risk component had been in effect as of June 30, 1996, Jacksonville would not have been required to make a deduction from its regulatory capital.

         At September 30, 1996, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with applicable regulatory capital requirements at September 30, 1996.

                                     HISTORICAL REGULATORY CAPITAL AT
                                           SEPTEMBER 30, 1996(1)
                        -----------------------------------------------------
                                   AMOUNT                       % OF ASSETS
                        --------------------------      -------------------------
                                          (Dollars in Thousands)
Tangible(2):
  Required Minimum           $ 3,248                           1.50%
  Capital Amount              28,526                          13.17
  Excess                      25,278                          11.67

Core(2)(3):
  Required Minimum             6,496                           3.00
  Capital Amount              28,526                          13.17
  Excess                      22,030                          10.17

Risk-based(4)(5):
  Required Minimum             8,872                           8.00
  Capital Amount              29,626                          26.71
  Excess                      20,754                          18.71

------------------------------------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $216.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $110.9 million.

         A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to OTS Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At September 30, 1996, the Association was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         SAFETY AND SOUNDNESS. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Association would be required to maintain
(1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Association believes that it will be in compliance with each of the standards if they are adopted as proposed.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1996, the Association's liquidity ratio was 20.07%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

         Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

         At September 30, 1996, the Association was a Tier 1 institution for purposes of this regulation.

         LOANS TO ONE BORROWER. OTS regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities, that follows the national bank standard. The regulations generally do not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Association, see "Business of Community - Lending Activities - General."

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the

65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; loans for educational purposes, loans to small businesses and loans made through credit cards or credit card related accounts; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (other than loans for personal, family or personal purposes included in the unlimited category); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of the Association were approximately 93.5% of its portfolio assets.

         ACCOUNTING REQUIREMENTS. FIRREA requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

         Effective October 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements to adopt the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

         Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in TB 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio,
(iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Association believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Association had $1.7 million in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and lowand moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For each of the years ended September 30, 1995 and 1996, dividends paid by the FHLB of Dallas to the Association amounted to $102,000.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1996, the Association met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TEXAS REGULATION

         As a Texas-chartered savings and loan association, Jacksonville also is subject to regulation and supervision by the Department. Jacksonville is required to file periodic reports with and is subject to periodic examinations by the Department. The lending and investment authority of Jacksonville is prescribed by Texas laws and regulations, as well as applicable federal laws and regulations, and Jacksonville is prohibited from engaging in any activities not permitted by such laws and regulations.

         Jacksonville is required by Texas law and regulations to comply with certain reserve and capital requirements. Texas associations are required to comply with the following capital requirements (which may be waived by the Texas Commissioner upon written application):

                                 MINIMUM NET WORTH AS A PERCENTAGE OF
AS OF:                                     TOTAL LIABILITIES
------------------------      ------------------------------------------------
December 31, 1992                                4.75%
December 31, 1993                                5.00%
December 31, 1994                                5.25%
December 31, 1995                                5.50%
December 31, 1996                                5.75%
December 31, 1997                                6.00%


         In lieu of meeting these requirements, a Texas association may meet the net worth requirements required of institutions whose accounts are insured by the successor to the Federal Savings and Loan Insurance Corporation, the SAIF administered by the FDIC. At September 30, 1996, Jacksonville met the Texas net worth and reserve requirements.

         Texas law and regulations also restrict the lending and investment authority of Texaschartered savings institutions. Such laws and regulations generally restrict the amount a Texas-chartered savings and loan association can lend to any one borrower to an amount which, in the aggregate, cannot exceed the greater of (i) $75,000 or (ii) the association's net worth.

         In addition, Texas law restricts the ability of Texas-chartered savings and loan associations to invest in, among other things, (i) commercial real estate loans up to 90% of the appraised value of the security property, or, if the loan is for the purchase of the property, the purchase price, if less than 90% of the appraised value; (ii) unimproved real estate up to 90% of the appraised value of the security property, or, if the loan is for the purchase of the property, the purchase price, if less than the appraised value; (iii) personal property loans up to 95% of the appraised or market value of the security property, or, if the loan is for the purchase of the property, the purchase price if less than 95% of the appraised or market value; (iv) oil and gas loans on proven reserves of oil and gas and other minerals in place and before they have been extracted from the ground up to 90% of the value of the proven reserves that act as security, or on producing oil and gas properties and an assignment of the proceeds of the sale of the portion of the total production attributable to the interest securing the loan, but no such loan may exceed three times the annualized net revenue accruing to the interest securing the loan at the time it is made; (v) home improvement loans up to 95% of the appraised value of the security property (inclusive of the unpaid balance of any prior liens on the home); (vi) real estate investments to 100% of the association's net worth, which investment may be held not more than five years unless such time period is extended by the Texas Commissioner; (vii) stock or obligations of any corporation or agency of the United States or Texas that assists in furthering or facilitating the association's purposes or power, provided that securities may not be carried on the books of the association at greater than its actual cost.

         The sum of an association's aggregate direct investments in subsidiary corporations may not exceed 10% of an association's total assets without prior approval of the Commissioner. Jacksonville's investment in JS&L is within these limitations.

         The investment authority of Texas-chartered savings and loan associations is broader in many respects than that of federally chartered savings and loan associations. However, since the enactment of FIRREA, state-chartered savings and loan associations, such as Jacksonville, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At September 30, 1996, Jacksonville had no investments subject to the foregoing prohibition.

         Furthermore, effective January 1, 1990, a state-chartered savings and loan association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At September 30, 1996, Jacksonville had no investments which were affected by the foregoing limitations.

ITEM 2.                    PROPERTIES.
-------                    -----------

At September 30, 1996, Jacksonville conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and four full-service branches in Cherokee

County and surrounding counties. In addition, Jacksonville has a deposit office in Rusk, Texas that does not originate loans.

         Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 1996.

DESCRIPTION/                                       LEASED/             NET BOOK VALUE
ADDRESS                                             OWNED                OF PROPERTY                 DEPOSITS
-----------------------------------------     ---------------      ----------------------    ----------------------
                                                                       (In Thousands)
Main Office                                         Owned                     501                      66,900
Commerce and Neches Streets
Jacksonville, Texas

Branch Office                                       Owned                     585                      55,200
1015 North Church Street
Palestine, Texas

Deposit Office                                      Owned                      64                      13,000
107 East Fourth Street
Rusk, Texas

Branch Office                                       Owned                     448                      13,300
1412 Judson Road
Longview, Texas

Branch Office                                       Owned                     465                      16,200
617 South Palestine Street
Athens, Texas

Branch Office                                       Owned                   1,193                       9,700
5620 Old Bullard Road
Tyler, Texas

------------------------------------


         In addition to the above offices, Jacksonville owns two other properties: (1) Lots in Spring Park South Estates No. 3, Jacksonville, Texas;
(2) Lots in Spring Park South Estates No. 2, Jacksonville, Texas (net book value of both properties: $1.00).

ITEM 3.                    LEGAL PROCEEDINGS.
-------                    ------------------

         Jacksonville is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of Jacksonville.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------                    ----------------------------------------------------

         On October 22, 1996, the Company held a special meeting of stockholders at which stockholders approved the 1996 Stock Option Plan and the 1996 Management Recognition Plan.

PART II.


ITEM 5.                    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------                    -------------------------------------------------
                           STOCKHOLDER MATTERS.
                           --------------------

         The information required herein is incorporated by reference from page 36 of the Company's 1996 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.                    SELECTED FINANCIAL DATA.
-------                    ------------------------

         The information required herein is incorporated by reference from page 1 of the Company's 1996 Annual Report.

ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------                    -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS.
                           ------------------------------------

         The information required herein is incorporated by reference from pages 2 to 6 of the Company's 1996 Annual Report.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------                    --------------------------------------------

         The information required herein is incorporated by reference from pages 13 to 35 of the Company's 1996 Annual Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE.
                  -------------------------

         Not applicable.

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          ---------------------------------------------------

         The information required herein is incorporated by reference from pages 3 to 10 of the Company's definitive proxy statement, dated January 2, 1997, ("Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION.
--------          -----------------------

         The information required herein is incorporated by reference from pages 8 to 11 of the Company's Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          ---------------------------------------------------
                  MANAGEMENT.
                  -----------

         The information required herein is incorporated by reference from pages 2 and 3 of the Company's Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          -----------------------------------------------

         The information required herein is incorporated by reference from the Company's Proxy Statement.

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
--------          -------------------------------------------------------
                  FORM 8-K.
                  ---------

         (a)      Documents filed as part of this Report

                  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

                  Independent Auditor's Report

                  Consolidated Statements of Financial Condition at September 30, 1996 and 1995

                  Consolidated Statements of Earnings for the Years Ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995, and 1994

                  Notes to Consolidated Financial Statements

                  (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

           No.                                     Exhibits                                          Page
----------------------     ------------------------------------------------------      ------------------------------
           3.1             Charter                                                                    *
           3.2             Bylaws                                                                     *
           4.1             Specimen Common Stock Certificate                                          *
         10.1(a)           1994 Stock Incentive Plan                                                  **
         10.1(b)           1994 Directors' Stock Option Plan                                          **
         10.1(c)           1994 Management Recognition Plan                                          E-1
         10.1(d)           1996 Management Recognition Plan                                          E-11
         10.1(e)           1996 Stock Option Plan                                                     **
         10.1(f)           Employee Stock Ownership Plan                                              *
           13              Annual Report to Stockholders and                                         E-21
                           Notice of Annual Meetings of
                           Shareholders and Proxy Statement
           23              Consents of Independent Auditors                                          E-72


         *Incorporated herein by reference to the Registrant's Registration Statement No. 33-81015 on Form S-1.

         **Incorporated herein by reference to the Registrant's Registration Statement No. 333-18031 on Form S-8.

         (b)      Reports on Form 8-K during the quarter ended
                  September 30, 1996:

                  1. On October 18, 1996, the Company filed a current report on Form 8-K reporting the special FDIC deposit insurance assessment.

                  2. On October 23, 1996, the Company filed a current report on Form 8-K reporting the commencement of stock purchases for the 1996 Management Recognition Plan.

                  3. On November 14, 1996, the Company filed a current report on Form 8-K reporting the commencement of the repurchase of 5% of its outstanding common stock.

                  4. On December 16, 1996, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

                  5. On December 20, 1996, the Company filed a current report on Form 8-K reporting its yearend September 30, 1996 earnings.

         (c)      See (a)(3) above for all exhibits filed herewith and the
Exhibit Index.

         (d) There are no other financial statements and financial statement schedules which were excluded from Item 8 which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 JACKSONVILLE BANCORP, INC.



December 23, 1996                                By:/s/ Charles Broadway
                                                    --------------------
                                                 Charles Broadway
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Charles Broadway                                         December 23, 1996
----------------------------------------------
Charles Broadway, Director and Chief Executive
  Officer (Principal Executive Officer)

/s/ W.G. Brown                                               December 23, 1996
----------------------------------------------
W. G. Brown, Chairman

/s/ Ray W. Beall                                             December 23, 1996
----------------------------------------------
Ray W. Beall, Director

/s/ Jerry M. Chancellor                                      December 23, 1996
----------------------------------------------
Jerry M. Chancellor, Director and President



/s/ Dr. Joe Tollett                                          December 23, 1996
----------------------------------------------
Dr. Joe Tollet, Director



/s/ Bill W. Taylor                                            December 23, 1996
----------------------------------------------
Bill W. Taylor, Director and
  Executive Vice President (Principal Financial
  and Accounting Officer)