Form 10-Q
period 1996-12-31
JACKSONVILLE BANCORP INC
filed 1997-02-11
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1996
                               -------------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number      0-28070
                       -----------------

                         Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Texas                                       75-2632781
-------------------------------                       --------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

Commerce at Neches
Jacksonville, Texas                                      75766
-------------------------------                       ------------
(Address of principal                                 (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of February 5, 1997, the latest practicable date, 2,670,265 shares of the registrant's common stock, $.01 par value, were issued and 2,577,265 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                                  Financial Information                                                 Page
-----------------------------------------------------------------------------------------------------------------------------

Item 1.                           Financial Statements

                                  Consolidated Statements of Financial Condition
                                  as of September 30, 1996 (Audited) and December 31,
                                  1996 (Unaudited)                                                             3

                                  Consolidated Statements of Earnings for the
                                  Three Months Ended December 31, 1996
                                  and 1995 (Unaudited)                                                         4

                                  Consolidated Statements of Cash Flows for
                                  the Three Months Ended December 31, 1996 and
                                  1995 (Unaudited)                                                             5

                                  Consolidated Statements of Changes in
                                  Stockholders' Equity for the Three Months Ended
                                  December 31, 1996 (Unaudited)                                                6

                                  Notes to Consolidated Financial Statements                                   7

Item 2.                           Management's Discussion and Analysis of                                      9
                                  Financial Condition and Results of Operations
                                  for the Three Months Ended December 31, 1996

PART II.                                   Other Information                                                   Page
-----------------------------------------------------------------------------------------------------------------------------

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

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                       December 31,  September 30,
                                                      -------------  -------------
                                                           1996          1996
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       2,335  $       2,778
  Interest-bearing deposits                                   4,451          2,415
  Investment securities:
    Held-to-maturity                                         21,952         26,447
    Available-for-sale                                        6,430          7,359
  Mortgage-backed certificates:
    Held-to-maturity                                         11,468         12,107
    Available-for-sale                                        4,980              0
  Loans receivable, net                                     158,331        158,034
  Accrued interest receivable                                 1,555          1,633
  Foreclosed real estate, net                                 1,106          1,051
  Premises and equipment, net                                 3,360          3,256
  Stock in Federal Home Loan Bank of Dallas, at cost          1,766          1,740
  Mortgage servicing rights                                     277            232
  Federal income taxes receivable                               187            585
  Prepaid expenses and other assets                              79            219
                                                      -------------  -------------
        Total assets                                  $     218,277  $     217,856
                                                      =============  =============

LIABILITIES
  Deposits                                            $     176,357  $     174,328
  FHLB Advances                                               5,000          2,000
  Advances from borrowers for taxes and insurance               968          3,518
  SAIF special assessment payable                                 0          1,070
  Accrued expenses and other liabilities                        929          1,150
                                                      -------------  -------------
        Total liabilities                                   183,254        182,066

DEFERRED INCOME
  Gain on sale of real estate owned                             306            359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,664,265 and 2,651,025
    shares issued at 1996 and 1995, respectively                 27             27
  Additional paid-in capital                                 22,318         22,297
  Retained earnings, substantially restricted                15,089         14,747
  Less:
    Treasury shares, at cost (26,000 shares)                   (375)             0
    Shares acquired by Employee Stock Ownership Plan         (1,491)        (1,528)
    Shares acquired by Management Recognition Plan             (808)           (24)
    Net of unrealized loss on decline in market value
      of securities available for sale                          (43)           (88)
                                                      -------------- -------------
        Total stockholders' equity                           34,717         35,431
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     218,277  $     217,856
                                                      =============  =============

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            ----------------------
                                                               1996        1995
                                                            ----------  ----------
INTEREST INCOME
  Loans receivable                                          $    3,305  $    2,857
  Mortgage-backed securities                                       236         113
  Investment securities                                            460         574
  Other                                                             91          94
                                                            ----------  ----------
Total interest income                                            4,092       3,638

INTEREST EXPENSE
  Other                                                             31          10
  Deposits                                                       2,125       2,111
                                                            ----------  ----------
      Total interest expense                                     2,156       2,121
                                                            ----------  ----------
      Net interest income                                        1,936       1,517

PROVISION FOR LOSSES ON LOANS                                        5           0
                                                            ----------  ----------

  Net interest income after
    provision for losses on loans                                1,931       1,517

NONINTEREST INCOME
  Fees and deposit service charges                                 286         233
  Real estate operations, net                                       49           8
  Other                                                             18          15
                                                            ----------  ----------
      Total noninterest income                                     353         256

NONINTEREST EXPENSE
  Compensation and benefits                                        775         690
  Occupancy and equipment                                          129         105
  Insurance expense                                                120         110
  Other                                                            296         262
                                                            ----------  ----------
      Total noninterest expense                                  1,320       1,167

INCOME BEFORE TAXES ON INCOME                                      964         606

TAXES ON INCOME                                                    312         200
                                                            ----------  ----------

  Net earnings                                              $      652  $      406
                                                            ==========  ==========

  Earnings per share                                        $      .26  $      .17
                                                            ==========  ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                                                           1996         1995
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $      652   $      406
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                              53           38
      Amortization/Accretion of securities                                       9           28
      Provision for losses on loans and real estate                              5            0
      Loans originated for sale                                             (4,346)      (6,003)
      Loans sold                                                             4,346        6,003
      (Gain) Loss on sale of other real estate                                 (63)          26
      Accrual of MRP awards                                                     52           25
      Release of ESOP shares                                                    59            0
      Change in assets and liabilities:
        Decrease (Increase) in accrued interest  receivable                     78         (154)
        Decrease (Increase) in prepaid expenses and
          other assets                                                         140           68
        Increase in mortgage servicing rights                                  (45)           0
        Decrease in FIT receivable                                             398           81
        Decrease in accrued expenses and other liabilities                  (1,291)        (270)
        Decrease in deferred income                                            (53)          (4)
                                                                        ----------   ----------
          Net cash (used in) provided by operating
            activities                                                          (6)         244

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                              5,477        6,893
  Net principal payments (origination) on loans                               (634)      (4,290)
  Proceeds from sale of foreclosed real estate                                   9           95
  Purchase of mortgage-backed securities                                    (4,983)      (4,000)
  Principal paydowns on mortgage-back securities                               642          278
  Capital expenditures                                                         157          (11)
  Purchase of stock in FHLB                                                    (26)          27
                                                                        ----------   ----------
          Net cash provided by (used in) investing
            activities                                                         642       (1,008)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                   2,029        1,240
  Net decrease in advances for taxes and insurance                          (2,551)      (2,521)
  Purchase of treasury stock                                                  (375)           0
  Dividends paid                                                              (310)        (105)
  Advances from FHLB                                                         3,000            0
  Purchase of MRP shares                                                      (836)           0
                                                                        ----------   ----------
  Net cash provided by (used in) financing activities                          957       (1,386)
                                                                        ----------   ----------
          Net increase (decrease) in cash and cash
            equivalents                                                      1,593       (2,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,193        8,051
                                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    6,786   $    5,901
                                                                        ==========   ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                           Total
                                                                       Stockholders'
                                                                           Equity
                                                                       -------------
Balance at September 30, 1996                                          $    35,431

  Net change in unrealized loss on securities                                   45
  Accrual of MRP awards                                                         52
  Accrual of ESOP compensation                                                  58
  Cash dividends                                                              (310)
  Net earnings                                                                 652
  MRP awards                                                                  (836)
  Purchase of 26,000 treasury shares                                          (375)
                                                                       -----------

Balance at December 31, 1996                                           $    34,717
                                                                       ===========

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

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   CONTINUED


NOTE 2 - CONVERSIONS - CONTINUED
  In connection with this Plan, the Company issued 1,618,409 new shares of stock to the public. The shares of the Association stock owned by the public were exchanged for 1,045,856 shares of Company stock. Immediately after conversion, 2,664,265 shares were outstanding including shares held by the Employee Stock Ownership Plan and shares held by the Management Recognition Plan.

NOTE 3 - EARNINGS PER SHARE
  Earnings per share for the three month periods ended December 31, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Earnings per share for all periods prior to the Reorganization completed March 29, 1996 have been adjusted using the exchange ratio of
  1.41785 and adjusted for additional shares acquired by the ESOP.

NOTE 4 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
  In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation." This statement requires either; (a) recognition o compensation cost in earnings for stock-based compensation plans based the fair value of stock options; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. Management is continuing to evaluate the impact of this statement and plans to present pro forma disclosures in its full set of financial statements for the year ending September 30, 1997.

                         The Jacksonville Bancorp, Inc.
                       Management Discussion and Analysis
                of Financial Condition and Results of Operation

Discussion of Changes in Financial Condition from September 30, 1996 to December 31, 1996

        At December 31, 1996 assets of Jacksonville totaled $218.3 million compared to $217.9 million at September 30, 1996. The increase in assets was funded through growth in the deposit portfolio of $2.0 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $3.0 million.

        Interest bearing deposits increased by $2.1 million from $2.4 million at September 30, 1996 to $4.5 million at December 31, 1996. The investment securities portfolio declined during the quarter from a total of $33.8 million at September 30, 1996 to $28.4 million at December 31, 1996. The $5.4 million decrease was the result of the maturity of investment securities in the portfolio, the proceeds from which were used primarily to fund the purchase of $5.0 million of adjustable-rate mortgage-backed certificates. The entire balance of these certificates were added to the "available for sale" category of mortgage-backed securities during the quarter ended December 31, 1996.
There were no certificates in this category at September 30, 1996. Loans receivable, net increased $300,000 from $158.0 million at September 30, 1996 to $158.3 million at December 31, 1996. Federal income taxes receivable decreased by $398,000 from September 30, 1996 to December 31, 1996 as a result of accruals made during the quarter. Prepaid expenses and other assets decreased from $219,000 at September 30, 1996 to $79,000 at December 31, 1996. This decrease was primarily the result of decreases in prepaid Savings Association Insurance Fund ("SAIF") premiums, state franchise taxes and Office of Thrift Supervision assessments.

        At December 31, 1996 the liabilities of Jacksonville totaled $183.3 million as compared to $182.1 million at September 30, 1996. Deposits grew $2.1 million for the quarter from $174.3 million to $176.4 million principally as a result of interest credited to accounts during the quarter. FHLB advances increased from $2.0 million at September 30, 1996 to $5.0 million at December 31, 1996. These advances were used to fund loan originations, to pay customers real estate taxes, and to fund the SAIF special assessment. Advances from borrowers for taxes and insurance decreased by $2.5 million from $3.5 million at September 30, 1996 to $1.0 million at December 31, 1996 as a result of the payment from customer escrow accounts of all amounts due to taxing agencies during the quarter. The one-time SAIF special assessment of $1.1 million was paid during the quarter ended December 31, 1996 eliminating the payable account of record at September 30, 1996.

        At December 31, 1996 stockholders' equity totaled $34.7 million compared to $35.4 million at September 30, 1996. This $714,000 decrease was the result of the repurchase of 26,000 shares of Company stock at a cost of $375,000 and the purchase of 64,736 shares by the Management Recognition Plan Trust during the period at a cost of $836,000. These decreases were partially offset by an increase of $342,000 in retained earnings as a result of the net income for the quarter after dividends.

        At December 31, 1996, Jacksonville's core, tangible and risk based capital were all substantially in excess of required minimums.

Comparison of Operating Results for the three month period ended December 31, 1996 to the three month period ended December 31, 1995.

        Jacksonville reported net income of $652,000 for the three months ended December 31, 1996 compared to $406,000 for the three months ended December 31, 1995. The increase in net income of $246,000 was due to an increase in net income of $419,000; an increase of $97,000 in non-interest income, partially offset by an increase in non-interest expenses of $153,000.

Net Interest Income

        Total interest income increased by $454,000 during the three months ended December 31, 1996 compared to the same period in the prior year.
Interest income from loans receivable increased $448,000 due primarily to an increase in the average balance of loans and the mortgage-backed certificates portfolio in the two comparative periods. Interest on investment securities decreased $114,000 from $574,000 for the quarter ended December 31, 1995 to $460,000 at December 31, 1996 as the average balance of the portfolio during the comparable quarters decreased as Jacksonville shifted funds from investment securities to mortgage-backed certificates.

        Total interest expense increased by $35,000 during the three months ended December 31, 1996 compared to the same period in 1995. Interest paid and deposit volume were relatively flat for the respective quarters.

Provision for Losses on Loans

        Jacksonville recorded a $5,000 provision for the quarter ended December 31, 1996 as compared to no such provision during the same period in the prior year. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

Noninterest Income

        Total noninterest income increased from $256,000 during the three months ended December 31, 1995 to $353,000 for the same period in 1996. The $97,000 increase was the result of a $53,000 increase in fees and deposit service charges as well as $41,000 of income from real estate operations, net.

Noninterest Expense

        Total noninterest expense increased by $153,000 during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Compared to the comparable

1995 quarter, compensation and benefits increased by $85,000 and occupancy and equipment increased by $24,000. These increases were principally the result of the addition of personnel to staff Jacksonville's new loan annex at its Palestine, Texas branch and its Longview branch office. The cost of accruing the new management recognition plan awards and employee stock ownership plan allocations also contributed to the increase in the compensation and benefits expense during the quarter. Insurance expense and other noninterest expense increased by $10,000 and $34,000 for the quarter ended December 31, 1996 as compared to the comparable 1995 quarter.

Income Tax Expense

        For the three months ended December 31, 1995 and December 31, 1996, the provisions for income tax amounted to $200,000 and $312,000, respectively. The higher provisions for income tax during the quarter ended December 31, 1996 was due to the higher taxes resulting from increased earnings during the quarter.

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

             Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held a special meeting of shareholders on October 22, 1996 to consider the 1996 Stock Option Plan ("Option Plan") and the 1996 Management Recognition Plan and Trust ("MRP"). both plans were approved by the shareholders by required margins. The vote on the Option Plan was 1,763,429 for, 109,440 against and 19,628 abstaining; the vote on the MRP was 1,854,093 for, 139,440 against and 18,784 abstaining.

ITEM 5.      OTHER INFORMATION

             Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             On October 18, 1996 filed 8-K announcing special SAIF assessement.

             On October 23, 1996 filed 8-K announcing initiation of open-market stock purchases to fund management recognition plan.

             On November 14, 1996 filed 8-K announcing the intent to repurchase up to 5% of outstanding shares.

             On December 16, 1996 filed 8-K announcing dividends for quarter ending September 30, 1996.

             On December 20, 1996 filed 8-K announcing earnings for quarter ending September 30, 1996.

             8-K dated February  5, 1997.

                           JACKSONVILLE BANCORP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Jacksonville Bancorp, Inc.


Date:  February   5, 1997               By:    Jerry Chancellor
     ------------------------------         ------------------------------------
                                              Jerry Chancellor, President


Date: February   5, 1997                By:     Bill W. Taylor
     ------------------------------         ------------------------------------
                                              Bill W. Taylor, Exec. Vice
                                              President
                                              Chief Financial Officer