Form 10-Q
period 1997-03-31
JACKSONVILLE BANCORP INC
filed 1997-05-09
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               -----------------------------------------------
                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number       0-28070
                       ------------------------

                          Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                     75-2632781
-------------------------------                     ---------------------------
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
-------------------------------                     ------------
(Address of principal                               (Zip Code)
 executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of May 5, 1997, the latest practicable date, 2,674,668 shares of the registrant's common stock, $.01 par value, were issued and 2,541,468 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                 Financial Information                                            Page
------------------------------------------------------------------------------           -----
Item 1.                 Financial Statements

                        Consolidated Statements of Financial Condition
                        as of March 31, 1997 (Unaudited) and September 30,
                        1996 (Audited)                                                      3

                        Consolidated Statements of Earnings for the
                        Six and Three Months Ended March 31, 1997
                        and 1996 (Unaudited)                                                4

                        Consolidated Statements of Cash Flows for the
                        Six Months Ended March 31, 1997 and 1996
                        (Unaudited)                                                         5

                        Consolidated Statements of Stockholders' Equity
                        for the Six Months Ended March 31, 1997
                        (Unaudited)                                                         6

                        Notes to Consolidated Financial Statements                          7-8

Item 2.                 Management's Discussion and Analysis of                             9-13
                        Financial Condition and Results of Operations
                        for the Six and Three Months ended March 31, 1997
PART II.                Other Information                                              Page
------------------------------------------------------------------------------         ----
Item 1.                 Legal Proceedings
Item 2.                 Changes in Securities
Item 3.                 Defaults upon Senior Securities
Item 4.                 Submission of Matters to a Vote of Security Holders
Item 5.                 Other Information
Item 6.                 Exhibits and Reports on Form 8-K
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                               March 31,    September 30,
                                                             ------------  -------------
                                                                 1997          1996
                                                             ------------  -------------
                                                              (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                                  $       1,755  $       2,778
  Interest-bearing deposits                                          3,963          2,415
  Investment securities:
    Held-to-maturity, approximate fair market
      value of $19,825 and $26,378, respectively                    19,955         26,447
    Available-for-sale                                               6,369          7,359
  Mortgage-backed certificates:
    Held-to-maturity, approximate fair market
      value of $11,241 and $12,107, respectively                    11,285         12,107
    Available-for-sale                                               4,871           -
  Loans receivable, net                                            161,884        158,034
  Accrued interest receivable                                        1,509          1,633
  Foreclosed real estate, net                                          987          1,051
  Premises and equipment, net                                        3,426          3,256
  Stock in Federal Home Loan Bank of Dallas, at cost                 1,792          1,740
  Mortgage servicing rights                                            299            232
  Federal income taxes receivable                                      152            585
  Prepaid expenses and other assets                                    102            219
                                                             -------------  -------------
        Total assets                                         $     218,349  $     217,856
                                                             =============  =============

LIABILITIES
  Deposits                                                   $     178,807  $     174,328
  FHLB Advances                                                      2,000          2,000
  Advances from borrowers for taxes and insurance                    1,843          3,518
  SAIF special assessment payable                                     -             1,070
  Accrued expenses and other liabilities                             1,296          1,150
                                                             -------------  -------------
        Total liabilities                                          183,946        182,066

DEFERRED INCOME
  Gain on sale of real estate owned                                    276            359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 2,674,668 and 2,664,265 shares
    issued at 1997 and 1996, respectively                               27             27
  Additional paid-in capital                                        22,416         22,297
  Retained earnings, substantially restricted                       15,476         14,747
  Less:
    Treasury shares, at cost (102,700 shares)                       (1,471)          -
    Shares acquired by Employee Stock Ownership Plan                (1,454)        (1,528)
    Shares acquired by Management Recognition Plan                    (766)           (24)
    Net of unrealized loss on decline in market value
      of securities available for sale                                (101)           (88)
                                                                  ---------     ----------
     Total stockholders' equity                                     34,127         35,431
                                                                  --------       --------
         Total liabilities and stockholders' equity          $     218,349  $     217,856
                                                             =============  =============

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                             Six Months Ended        Three Months Ended
                                                 March 31,                 March 31,
                                          ----------------------   ----------------------
                                             1997        1996         1997         1996
                                          ---------   ----------   ---------    ---------
INTEREST INCOME
  Loans receivable                        $   6,699   $   5,837    $   3,394    $   2,980
  Mortgage-backed securities                    513         254          277          141
  Investment securities                         863       1,098          403          524
  Other                                         152         184           61           90
                                          ---------   ---------    ---------    ---------
    Total interest income                     8,227       7,373        4,135        3,735

INTEREST EXPENSE
  Other                                          89          10           58         -
  Deposits                                    4,236       4,231        2,111        2,120
                                          ---------   ---------    ---------    ---------
    Total interest expense                    4,325       4,241        2,169        2,120
                                          ---------   ---------    ---------    ---------
  Net interest income                         3,902       3,132        1,966        1,615

PROVISION FOR LOSSES ON LOANS                     5        -            -            -
                                          ---------   ---------    ---------    ---------

  Net interest income after
    provision for losses on loans             3,897       3,132        1,966        1,615

NONINTEREST INCOME
  Fees and deposit service charges              525         520          239          287
  Real estate operations, net                    96          22           47           14
  Other                                          47          45           29           30
                                          ---------   ---------    ---------    ---------
    Total noninterest income                    668         587          315          331

NONINTEREST EXPENSE
  Compensation and benefits                   1,584       1,469          809          779
  Occupancy and equipment                       258         214          129          110
  Insurance expense                             137         223           17          113
  Provisions for real estate losses            -           -            -            -
  Other                                         569         509          273          247
                                          ---------   ---------    ---------    ---------
    Total noninterest expense                 2,548       2,415        1,228        1,249

INCOME BEFORE TAXES ON INCOME                 2,017       1,304        1,053          697

TAXES ON INCOME                                 679         452          367          251
                                          ---------   ---------    ---------    ---------

  Net earnings                            $   1,338   $     852    $     686    $     446
                                          =========   =========    =========    =========

  Earnings per share                      $     .54   $     .32    $     .28    $     .17
                                          =========   =========    =========    =========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                             1997            1996
                                                          ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $    1,338   $      852
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                106           85
      Amortization/Accretion of securities                         14           53
      Provision for losses on loans and losses
        on real estate                                              5          -
      Loans originated for sale                                (7,744)      (5,801)
      Loans sold                                                7,744        5,801
      Gain on sale of other real estate                          (114)         (19)
      Gain on loans sold                                          (67)        -
      Accrual of MRP awards                                        94           49
      ESOP compensation accrued                                   120            9
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable        124          (29)
        Decrease in prepaid expenses and other assets             117           77
        Increase in federal income taxes receivable               433          317
        Decrease in accrued expenses and other liabilities       (924)        (247)
        Decrease in deferred income                               (83)         (49)
                                                           ----------   ----------
          Net cash provided by operating activities             1,163        1,098

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                 7,953       13,442
  Purchase of investment securities                              (498)      (7,000)
  Net principal payments (origination) on loans                (3,842)      (8,195)
  Proceeds from sale of foreclosed real estate                    165          345
  Purchase of mortgage-backed securities                       (4,983)      (6,000)
  Principal paydowns on mortgage-back securities                  934          832
  Capital expenditures                                           (276)        (175)
  Purchase of stock in FHLB Dallas                                (52)         (54)
                                                           ----------   ----------
    Net cash used in investing activities                        (599)      (6,805)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      4,479        1,150
  Net decrease in advances for taxes and insurance             (1,675)      (1,937)
  Proceeds from sale of common stock                             -          14,518
  Dividends paid                                                 (609)        (216)
  Advances from FHLB                                            3,000         -
  Payment of FHLB Advances                                     (3,000)        -
  Proceeds from stock options exercised                            73         -
  Purchase of MRP shares                                         (836)        -
  Purchase of treasury stock                                   (1,471)        -
  Payment of ESOP loan                                           -            (358)
                                                           ----------   ----------
    Net cash (used in) provided by financing activities           (39)      13,157
                                                           ----------   ----------
    Net increase in cash and cash equivalents                     525        7,450
                                                           ----------   ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,193        8,051
                                                           ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    5,718   $   15,501
                                                           ==========   ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                                           Total
                                                                       Stockholders'
                                                                           Equity
                                                                       -------------

Balance at September 30, 1996                                          $    35,431

  Net change in unrealized loss on securities                                  (13)
  Accrual of MRP awards                                                         94
  Accrual of ESOP compensation                                                 120
  Cash dividends                                                              (609)
  Net earnings                                                               1,338
  MRP awards                                                                  (836)
  Exercise of 10,403 option shares                                              73
  Purchase of 102,700 treasury shares                                       (1,471)
                                                                       -----------
Balance at March 31, 1997                                              $    34,127
                                                                       ===========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - CONVERSIONS
  On March 31, 1994, Jacksonville Savings and Loan Association (Jacksonville) completed its reorganization into the mutual holding company form of organization whereby Jacksonville (i) formed Jacksonville Savings and Loan Association (Association), a Texas-chartered stock savings and loan association, (ii) transferred substantially all of its assets and liabilities to the Stock Association in exchange for common stock, $.01 par value per share (Common Stock), of the Stock Association, and (iii) reorganized from a state-chartered mutual savings and loan association to a federally-chartered mutual holding company known as "Jacksonville Federal Mutual Holding Company" (Holding Company) (collectively the Reorganization). As part of the Reorganization, the Association issued 731,250 shares of Common Stock to members of the public and 1,137,500 shares of its Common Stock to the Holding Company.

  On September 20, 1995, the Boards of Directors of the Association and the Mutual Holding Company adopted a Plan of Conversion and Agreement and Plan of Reorganization (Plan) which was consummated March 29, 1996. Pursuant to the Plan, (1) the Mutual Holding Company converted to an interim federal stock savings association and simultaneously merged into the Association, the Mutual Holding Company ceased to exist and the 1,137,500 shares or 60.8% of the outstanding shares of the Association's common stock held by the Mutual Holding Company were cancelled, and (2) the Association then merged into an interim institution (Interim) formed as a wholly-owned subsidiary of Jacksonville Bancorp, Inc. (Company), a newly formed Texas corporation formed in connection with the reorganization, with the Association being the surviving entity; and, (3) the outstanding shares of the Association's common stock (other than those held by the Mutual Holding Company, which were cancelled) were converted into shares of common stock of the Company pursuant to a ratio which resulted in the holders of such shares owning in the aggregate approximately that same percentage of the Company as they owned of the Association. The Company offered for sale pursuant to the Plan additional shares equal to 60.8% of the common shares of the Company. Consummation of the Plan was approved by (i) the members of the Mutual Holding Company, (ii) the stockholders of the Association, and (iii) various regulatory agencies.

  In connection with this Plan, the Company issued 1,618,409 new shares of stock to the public. The shares of the Association stock owned by the public were exchanged for 1,045,996 shares of Company stock. Immediately after conversion, 2,664,265 shares were outstanding including shares held by the Employee Stock Ownership Plan and shares held by the Management Recognition Plan.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - EARNINGS PER SHARE
  Earnings per share for the three and six month periods ended March 31, 1997 and 1996 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Earnings per share for the periods ended March 31, 1996, have been adjusted using the exchange ratio of 1.41785 and adjusted for additional shares acquired by the ESOP.

NOTE 4 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
  In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation." This statement requires either; (a) recognition of compensation cost in earnings for stock-based compensation plans based the fair value of stock options; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. Management is continuing to evaluate the impact of this statement and plans to present pro forma disclosures in its full set of financial statements for the year ending September 30, 1997.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
  Activity in the allowance for loan losses for the six month periods ended March 31, is summarized as follows:

                                             (Dollars in Thousands)
                                                 1996       1995
                                               --------   --------
    Balance at beginning of the period         $  1,100   $  1,000
      Provision charged to income                     5       -
      Charge-offs                                  -          -
      Recoveries                                      5       -
                                               --------   --------
    Balance at end of period                   $  1,100   $  1,000
                                               ========   ========

  The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated:

                                              (Dollars in Thousands)
                                               March 31, September 30,
                                                 1997         1996
                                               --------     --------
     Non-accruing loans:
      Single-family residential                $    355     $    465
      Multi-family residential                     -            -
      Commercial                                   -            -
      Construction                                 -            -
      Land                                          523          321
      Commercial business                          -            -
      Consumer                                       25           29
                                               --------     --------
        Total non-accruing loans                    903          815
    Accruing loans 90 days or more delinquent        -            -
                                               --------     --------
        Total non-performing loans                  903          815
    Real estate owned                               987        1,051
                                               --------     --------
        Total non-performing assets            $  1,890     $  1,866
                                               ========     ========

          Total debt restructurings            $    385     $    387
                                               ========     ========

                           JACKSONVILLE BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1996 to March 31, 1997.

        At March 31, 1997, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $218.3 million, which represents an increase of $0.4 million from the $217.9 million held on September 30, 1996. During the six month period, the Company announced its approval from the Office of Thrift Supervision, ( "OTS"), to repurchase up to 5% of its outstanding shares. At March 31, 1997, Jacksonville Bancorp, Inc. had successfully bought 102,700 shares which was placed in "Treasury Stock."

        Investments in interest-bearing deposits increased by $1.5 million to $4 million at March 31, 1997 due primarily to the decision by management to use the Federal Home Loan Bank as its depository institution for its branch operations rather than to use local banks at each location.

        Investment Securities, held-to-maturity and available-for-sale, decreased by $6.5 million and $990,000, to $19.9 million and $6.4 million, respectively, at March 31, 1997. This decrease was primarily due to maturities of investment securities with the proceeds used for funding of loans, meeting withdrawal demands, and purchasing of adjustable rate mortgage-backed securities.

        Mortgage-backed certificates, held-to-maturity, decreased by $822,000 from September 30, 1996 to March 31, 1997 due to principal reduction of the securities. Mortgage-backed certificates, available-for-sale, increased by $4.9 million during the same period primarily from management's decision to purchase adjustable rate mortgage-backed products rather than investing in lower yielding Treasury and Agency securities.

        Loans receivable, net increased during the period by $3.9 million to $161.9 million at March 31, 1997. This increase was primarily due to the decision to continue to hold most of its 15 year fixed rate loans in lieu of selling them on the secondary market.

        Foreclosed real estate, net declined slightly from $1.1 million at September 30, 1996, to $987,000 at March 31, 1997. This decline was primarily due to the company's continued effort to dispose of real estate owned.

        Premises and equipment increased by $170,000 from $3.26 million at September 30, 1996 to $3.43 million at March 31, 1997. This increase was primarily due to the completion and furnishing of the Palestine Branch Annex.

        Mortgage servicing rights increased from $232,000 at September 30, 1996 to $299,000 at March 31, 1997. This is a result of management's decision to continue to sell its 30-year product to the Federal Home Loan Mortgage Corporation, ("FHLMC"), and retain servicing on these loans.

        Federal Income Taxes Receivable at March 31, 1997 was $152,000 compared to $585,000 at September 30, 1996. This decease of $433,000 was due primarily to timing of payments made during the period.

        Prepaid expenses decreased by $117,000 from $219,000 at September 30, 1996 to $102,000 at March 31, 1997. This decline was primarily due to decreases in prepaid Savings Association Insurance Fund ("SAIF") premiums and other insurance premiums.

        Deposits for the six month period increased by $4.5 million from the total at September 30, 1996 of $174.3 million to a total of $178.8 million at March 31, 1997. These numbers reflect a slight increase in new deposits as well as compounded interest on existing accounts.

        Federal Home Loan Bank Advances remained at $2 million on March 31, 1997, the same amount that was due to the bank on September 30, 1996. During the six month period the company borrowed an additional $3 million on a short term basis. This amount was paid off before March 31, 1997.

        Advances from borrowers for taxes and insurance decreased from $3.5 million at September 30, 1996 to $1.8 million at March 31, 1997. This decrease was primarily due to the payment of real estate taxes which typically takes place in the last quarter of each calendar year.

        The SAIF special assessment payable, reported at September 30, 1996 in the amount of $1.07 million, was paid during the first quarter of the fiscal year. At March 31, 1997 the payable had been eliminated.

        Accrued expenses and other liabilities increased from $1.15 million at September 30, 1996 to $1.30 million at March 31, 1997. This $150,000 increase was primarily due to the establishment of a $227,000 accounts payable for the payment of accrued interest on loans sold to FHLMC, and the increase in deferred compensation expense of $39,000. These were partially offset by a $113,000 reduction in the reserve for employee bonuses which were paid in the last calendar quarter.

        Deferred Income, gain on sale of real estate owned, declined from $359,000 at September 30, 1996 to $276,000 at March 31, 1997. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

        Stockholder's equity decreased during the period by $1.3 million from $35.4 million at September 30, 1996 to $34.1 million at March 31, 1997.
Paid-in capital increased by $119,000 during the period as the result of the exercise of 10,403 option shares at an exercised price of $73,000, and the recognition of the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period amounting to $46,000. Retained earnings increased by $729,000 as a result of net income for the period after dividends. Treasury shares increased by $1.5 million during the period as a result of the repurchase of 102,700 shares during the period. Shares acquired by the Employee Stock Ownership Plan decreased by $74,000 due to the principal payments made on the Employee Stock Ownership Plan Trust loans during the period. Shares acquired by the Management Recognition Plan increased by $742,000 during the period due to the purchase of 64,736 shares by the 1996 Management Recognition Plan Trust at a cost of $836,000 and the accrual of $94,000 in Management Recognition Plan awards. Net unrealized losses on securities available-for-sale increased by $13,000 during the period based on market values at March 31, 1997.

Comparison of Operating Results for the three and six months ended March 31, 1997 and 1996.

        Net Income for the three months ended March 31, 1997, totaled $686,000 as compared to $446,000 for the three months ended
March 31, 1996. The increase of $240,000 was primarily due to an increase in total interest income of $400,000; an increase of $49,000 in total interest expense; a decrease in non-interest income of $16,000; a decrease of $21,000 in non-interest expense; and an increase of $116,000 in federal income taxes.
Net income for the six months ended March 31, 1997 was $1.34 million compared to $852,000 for the same period in 1996. The increase of $486,000 was primarily due to an increase in net interest income after provisions for loan losses of $765,000, and an increase of $81,000 in total non-interest income, offset by an increase of $133,000 in total non-interest expense, and an increase in federal income taxes of $227,000.

Net Interest Income

        The Company's net interest income before provisions for loan losses was $1.97 million for the three months ended March 31, 1997. This amount represents an increase of $351,000 from the $1.62 million of net interest income before provisions for loan losses for the three month period ended March 31, 1996. For the six months ended March 31, 1997, net interest income before provision for loan losses increased by $770,000 to $3.9 million from the comparable period ended March 31, 1996. The increase for the three months and six months ended March 31, 1997 was primarily due to an increase in interest income from a larger loans receivable portfolio and mortgage-back securities portfolio. During the same periods, interest expense increased by $49,000 and $84,000, respectively.

Provisions for Losses on Loans

        The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $5,000 for the six months ended March 31, 1997, from the comparable prior period. No provisions were made during the quarter ended March 31, 1997.

Non-Interest Income

        Non-interest income consists primarily of fees collected on mortgage loans, service charges on deposit accounts and income from real estate operations. This income decreased by $16,000 for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996, amounting to $315,000 and $331,000 for the respective periods. This decrease was due primarily to a reduction in fees and deposit service charges of $48,000, a $1,000 decrease in other non-interest income, partially offset by an increase of $33,000 in real estate operations, net. For the six months ended March 31, 1997, non-interest income increased by $81,000 from $587,000 to $668,000, primarily due to an increase in income from real estate operations, net. Income from real estate operations, net, increased by $74,000 for the period primarily as a result of a $44,000 increase in the gain on the sale of real estate owned, a $20,000 gain from the sale of non-foreclosed properties, a reduction of $24,000 in expenses related to real estate owned, partially offset by a $18,000 reduction in rental income from real estate owned properties.

Non-Interest Expense

        For the three months ended March 31, 1997, non-interest expense decreased by $21,000 when compared with the comparable period ended March 31, 1996. The decrease consisted primarily of a reduction in insurance expense of $96,000, representing the lowered rates on insurance of accounts after the special assessment paid to the Federal Deposit Insurance Corporation, offset by an aggregate increase of $75,000 in compensation and benefits, occupancy and equipment, and other non-interest expenses. Non-interest expense increased by $133,000 for the six month period ended March 31, 1997, to $2.55 million. This increase was primarily due to a $115,000 increase in compensation and benefits due to the purchase of shares for the 1996 Management Recognition Plan and an increase in Employee Stock Ownership Plan benefits. Also contributing was a $44,000 increase in occupancy and equipment, a $60,000 increase in other non-interest expense, partially offset by a reduction in insurance expense of $86,000.

Taxes

        The provision for income tax amounted to $367,000 and $679,000 for the three and six months ended March 31, 1997, respectively, compared to $251,000 and $452,000 during the three and six months ended March 31, 1996, respectively. The higher provisions for income tax were due to the increase in earnings for the periods.

Liquidity

        The OTS regulations require the Company's subsidiary, Jacksonville Savings and Loan Association, (the "Association"), to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month ended March 31, 1997, the Association's average liquidity position was $ 28.1 million or 15.4% compared to $ 36.7 million or 20.1% at September 30, 1996.

Regulatory Capital Requirements

        The Association is required to maintain specific amounts of capital pursuant to OTS regulations. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets; "core" capital equal to at least 3% of adjusted total assets; and "total" capital (a combination of "core" and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. At March 31, 1997, the Association's tangible, core, and total capital were 13.9%, 13.9% and 28.0%,respectively. All three capital figures exceeded the applicable requirements.

Recent Developments

        The Association completed the purchase of two automated teller machines for the Tyler and Palestine branch locations. The automated teller machines began operations in April, 1997. Management expects to have automated teller machines at other locations within one to two years.

        On April 4, 1997, the Company completed the repurchase of the initial 5% stock buy-back, totaling 133,200 shares. On April 24, 1997 O.T.S. approved a second 5% stock repurchase for 127,073 shares. These shares will be purchased at the prevailing market price from time-to-time over a six month period depending on market conditions.

        Due to the success of adding a consumer loan department to the Palestine facility, it is the intention of management to open a consumer loan department in the Tyler branch in the third calendar quarter of 1997.

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

                 Press Release dated May 5, 1997

                    JACKSONVILLE SAVINGS & LOAN ASSOCIATION



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Jacksonville Savings and Loan Association

DATE:  May 5, 1997                      By:  Jerry Chancellor
      -------------------------             ---------------------------------
                                            Jerry Chancellor
                                            President

DATE:  May 5, 1997                      By:   Bill W. Taylor
      --------------------------            ----------------------------------
                                            Bill W. Taylor
                                            Exec. Vice President and
                                            Chief Financial Officer