Form 10-Q
period 1997-06-30
JACKSONVILLE BANCORP INC
filed 1997-08-07
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                               -----------------------------------------------

                                     or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                   Commission File Number   0-28070
                                          ------------------

                          Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Texas                                            75-2632781
--------------------------------                   ---------------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number


   Commerce and Neches
   Jacksonville, Texas                                          75766
--------------------------------                   ---------------------------
  (Address of principal                                       (Zip Code)
   executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of August 5, 1997, the latest practicable date, 2,674,668 shares of the registrant's common stock, $.01 par value, were issued and 2,466,068 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                           Financial Information                                               Page
----------------------------------------------------------------------------------------------------------
Item 1.                           Financial Statements

                                  Consolidated Statements of Financial Condition
                                  as of June 30, 1997 (Unaudited) and September 30,
                                  1996 (Audited)                                                      3

                                  Consolidated Statements of Earnings for the
                                  Nine and Three Months Ended June 30, 1997
                                  and 1996 (Unaudited)                                                4

                                  Consolidated Statements of Earnings for the
                                  Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)                                                         5

                                  Consolidated Statements of Stockholders' Equity
                                  for the Nine Months Ended June 30, 1997
                                  (Unaudited)                                                         6

                                  Notes to Consolidated Financial Statements                          7

Item 2.                           Management's Discussion and Analysis of                             9
                                  Financial Condition and Results of Operations
                                  for the Nine and Three Months ended June 30, 1997

PART II.                          Other Information                                                   Page
----------------------------------------------------------------------------------------------------------
Item 1.                           Legal Proceedings                                                   15
Item 2.                           Changes in Securities                                               15
Item 3.                           Defaults upon Senior Securities                                     15
Item 4.                           Submission of Matters to a Vote of Security Holders                 15
Item 5.                           Other Information                                                   15
Item 6.                           Exhibits and Reports on Form 8-K                                    15
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                        June 30,    September 30,
                                                      ------------  -------------
                                                          1997          1996
                                                      ------------  -------------
                                                        (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,576  $       2,778
  Interest-bearing deposits                                   2,709          2,415
  Investment securities:
    Held-to-maturity, approximate fair market
      value of $21,954 and $26,378, respectively             21,966         26,447
    Available-for-sale                                        6,420          7,359
  Mortgage-backed certificates:
    Held-to-maturity, approximate fair market
      value of $10,990 and $12,107, respectively             10,944         12,107
    Available-for-sale                                        5,156           -
  Loans receivable, net                                     169,262        158,034
  Accrued interest receivable                                 1,956          1,633
  Foreclosed real estate, net                                   462          1,051
  Premises and equipment, net                                 3,371          3,256
  Stock in Federal Home Loan Bank of Dallas, at cost          1,817          1,740
  Mortgage servicing rights                                     348            232
  Federal income taxes receivable                              -               585
  Prepaid expenses and other assets                             195            219
                                                      -------------  -------------
        Total assets                                  $     226,182  $     217,856
                                                      =============  =============

LIABILITIES
  Deposits                                            $     185,605  $     174,328
  FHLB Advances                                               2,000          2,000
  Advances from borrowers for taxes and insurance             2,964          3,518
  SAIF special assessment payable                              -             1,070
  Federal income tax payable                                    360           -
  Accrued expenses and other liabilities                      1,272          1,150
                                                      -------------  -------------
        Total liabilities                                   192,201        182,066

DEFERRED INCOME
  Gain on sale of real estate owned                             236            359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 2,674,668 and 2,664,265 shares
    issued at 1997 and 1996, respectively                        27             27
  Additional paid-in capital                                 22,440         22,297
  Retained earnings, substantially restricted                16,157         14,747
  Less:
    Treasury shares, at cost (184,600 shares)                (2,674)          -
    Shares acquired by Employee Stock Ownership Plan         (1,416)        (1,528)
    Shares acquired by Management Recognition Plan             (725)           (24)
    Net of unrealized loss on decline in market value
      of securities available for sale                          (64)           (88)
                                                      -------------  -------------
        Total stockholders' equity                           33,745         35,431
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     226,182  $     217,856
                                                      =============  =============

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                     Nine Months Ended        Three Months Ended
                                          June 30,                 June 30,
                                   ---------------------   ----------------------
                                      1997        1996        1997         1996
                                   ---------   ---------   ---------    ---------
INTEREST INCOME
  Loans receivable                 $  10,516   $   8,917    $   3,817    $   3,080
  Mortgage-backed securities             791         454          278          200
  Investment securities                1,305       1,682          442          584
  Other                                  217         283           65           99
                                   ---------   ---------    ---------    ---------
    Total interest income             12,829      11,336        4,602        3,963

INTEREST EXPENSE
  Other                                  129          17           40            7
  Deposits                             6,429       6,310        2,193        2,079
                                   ---------   ---------    ---------    ---------
    Total interest expense             6,558       6,327        2,233        2,086
                                   ---------   ---------    ---------    ---------
  Net interest income                  6,271       5,009        2,369        1,877

PROVISION FOR LOSSES ON LOANS            110        -             105         -
                                   ---------   ---------    ---------    ---------

  Net interest income after
    provision for losses on loans      6,161       5,009        2,264        1,877

NONINTEREST INCOME
  Fees and deposit service charges       822         841          297          321
  Real estate operations, net            139          78           43           56
  Other                                   75          58           28           13
                                   ---------   ---------    ---------    ---------
    Total noninterest income           1,036         977          368          390

NONINTEREST EXPENSE
  Compensation and benefits            2,370       2,244          786          775
  Occupancy and equipment                387         321          129          106
  Insurance expense                      179         336           42          113
  Provisions for real estate
   losses                                (89)       -             (89)        -
  Other                                  867         751          298          243
                                   ---------   ---------    ---------    ---------
    Total noninterest expense          3,714       3,652        1,166        1,237

INCOME BEFORE TAXES ON INCOME          3,483       2,334        1,466        1,030

TAXES ON INCOME                        1,171         825          492          373
                                   ---------   ---------    ---------    ---------

  Net earnings                     $   2,312   $   1,509    $     974    $     657
                                   =========   =========    =========    =========

  Earnings per share               $     .95   $     .71    $     .41    $     .25
                                   =========   =========    =========    =========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                              1997         1996
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $    2,312   $    1,509
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                167          171
      Amortization/Accretion of securities                         19           78
      Provision for losses on loans and real estate                21          -
      Loans originated for sale                               (14,290)     (10,565)
      Loans sold                                               14,290       10,565
      Gain on sale of other real estate                          (117)         (81)
      Gain on loans sold                                         (116)        -
      Accrual of MRP awards                                       136           73
      Release of ESOP shares                                      182          106
      Change in assets and liabilities:
        Increase in accrued interest receivable                  (323)        (304)
        Decrease in prepaid expenses and other assets              25           36
        Increase in federal income taxes receivable               945          162
        Decrease in accrued expenses and other liabilities       (949)        (116)
        Decrease in deferred income                              (123)         (70)
                                                           ----------   ----------
          Net cash provided by operating activities             2,179        1,564

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                 8,428       16,968
  Purchase of investment securities                            (3,004)     (12,477)
  Net principal payments (origination) on loans               (10,717)     (18,243)
  Proceeds from sale of foreclosed real estate                    174          466
  Purchase of mortgage-backed securities                       (4,983)     (11,000)
  Principal paydowns on mortgage-back securities                  990        1,887
  Capital expenditures                                           (282)        (372)
  Purchase of stock in FHLB Dallas                                (77)         (79)
                                                           ----------   ----------
    Net cash used in investing activities                      (9,471)     (22,850)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     11,278          560
  Net decrease in advances for taxes and insurance               (554)        (823)
  Proceeds from sale of common stock                             -          14,074
  Dividends paid                                                 (903)        (544)
  Return of capital from MHC                                     -             100
  Advances from FHLB                                            5,000        4,000
  Payment of FHLB Advances                                     (5,000)        -
  Proceeds from exercise of stock options                          73         -
  Purchase of treasury stock                                   (2,674)        -
  Purchase of MRP shares                                         (836)        -
  Payment of ESOP loan                                           -            (358)
                                                           ----------   ----------
    Net cash provided by financing activities                   6,384       17,009
                                                           ----------   ----------
    Net increase in cash and cash equivalents                    (908)      (4,277)
                                                           ----------   ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,193        8,051
                                                           ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    4,285   $    3,741
                                                           ==========   ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                                                           Total
                                                                       Stockholders'
                                                                           Equity
                                                                       -------------
Balance at September 30, 1996                                          $    35,431

  Net change in unrealized loss on securities                                   24
  Accrual of MRP awards                                                        136
  Accrual of ESOP compensation                                                 182
  Cash dividends                                                              (903)
  Net earnings                                                               2,312
  MRP awards                                                                  (836)
  Exercise of 10,403 option shares                                              73
  Purchase of 184,600 treasury shares                                       (2,674)
                                                                       -----------
Balance at June 30, 1997                                               $    33,745
                                                                       ===========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
        The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   CONTINUED

NOTE 3 - EARNINGS PER SHARE
        Earnings per share for the nine and three month periods ended June 30, 1997 and 1996 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Earnings per share for the nine month period ended June 30, 1996, have been adjusted using the exchange ratio of 1.41785 and adjusted for additional shares acquired by the ESOP.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
        Activity in the allowance for loan losses for the nine month periods ended June 30, is summarized as follows:

                                              (Dollars in Thousands)
                                                 1997       1996
                                               --------   --------
    Balance at beginning of the period         $  1,100   $  1,000
      Provision charged to income                   110       -
      Charge-offs                                   (17)      -
      Recoveries                                   -          -
                                               --------   --------
    Balance at end of period                   $  1,193   $  1,000
                                               ========   ========

        The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated:

                                              (Dollars in Thousands)
                                                June 30, September 30,
                                                 1997         1996
                                               --------     --------
     Non-accruing loans:
      Single-family residential                $    390     $    465
      Multi-family residential                     -            -
      Commercial                                   -            -
      Construction                                 -            -
      Land                                          521          321
      Commercial business                          -            -
      Consumer                                        6           29
                                               --------     --------
        Total non-accruing loans                    917          815

    Accruing loans 90 days or more
      delinquent                                   -            -
                                               --------     --------
        Total non-performing loans                  917          815

    Real estate owned                               462        1,051
                                               --------     --------
        Total non-performing assets            $  1,379     $  1,866
                                               ========     ========

          Total debt restructurings            $    385     $    38
                                               ========     ========

                           JACKSONVILLE BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1996 to June 30, 1997.

    At June 30, 1997, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $226.2 million, which represents an increase of $ 8.3 million from the $217.9 million held on September 30,1996.

    Investments in interest-bearing deposits increased by $294,000 to $2.7 million at June 30, 1997 due primarily to the decision by management to use the Federal Home Loan Bank as its depository institution for its branch operations rather than to use local banks at each location.

    Investment securities, held-to-maturity and available-for-sale, decreased by $4.5 million and $939,000, to $22.0 million and $6.4 million, respectively, at June 30, 1997. These decreases were primarily due to maturities of investment securities with the proceeds used for funding of loans, meeting withdrawal demands, and purchasing of adjustable rate mortgage-backed securities.

    Mortgage-backed securities, held-to-maturity, decreased by $1.2 million from September 30, 1996 to June 30, 1997 due to principal reduction of the securities. Mortgage-backed securities, available-for-sale, increased by $5.2 million during the same period primarily from management's decision to purchase adjustable rate mortgage-backed products rather than investing in lower yielding Treasury and Agency securities.

    Loans receivable, net increased during the period by $11.2 million to $169.3 million at June 30, 1997. This increase was primarily due to the decision to continue to hold most of its 15 year fixed rate loans in lieu of selling them on the secondary market.

    Accrued interest receivable increased from $1.63 million at September 30, 1996 to $1.96 million at June 30, 1997. This increase was primarily due to an
increased loan portfolio.   Additionally, Jacksonville Savings and Loan
Association (the "Association") recorded at June 30, 1997, a one-time adjustment to increase accrued interest receivable by $285,000 and to increase interest income by a like amount in order to comply with Federal Home Loan Mortgage Corporation (FHLMC) servicing requirements for accrual/payment of interest on serviced loans.

    Foreclosed real estate, net declined from $1.1 million at September 30, 1996, to $462,000 at June 30, 1997. This decline was primarily due to the Company's continued effort to dispose of real estate owned, and the reclassification of a commercial loan, previously carried as in-substance foreclosure at September 30, 1996.

    Premises and equipment, net increased by $115,000 from $3.26 million at September 30, 1996 to $3.37 million at June 30, 1997. This increase was primarily due to the completion and furnishing of the Palestine Branch Annex.

    Mortgage servicing rights increased from $232,000 at September 30, 1996 to $348,000 at June 30, 1997. This is a result of management's decision to continue to sell its 30-year product to the FHLMC and retain servicing on these loans.

    Deposits for the six month period increased by $11.3 million from the total at September 30, 1996 of $174.3 million to a total of $185.6 million at June 30, 1997. These numbers reflect an increase in new deposits as well as compounded interest on existing accounts.

    Federal Home Loan Bank advances remained at $2 million on June 30, 1997, the same amount that was due to the Bank on September 30, 1996. During the nine month period the Company borrowed an additional $5 million on a short-term basis. This amount was paid off before June 30, 1997.

    Advances from borrowers for taxes and insurance decreased from $3.5 million at September 30, 1996 to $3.0 million at June 30, 1997. This decrease was primarily due to the payment of real estate taxes which typically takes place in the last quarter of each calendar year.

    The SAIF special assessment payable, reported at September 30, 1996 in the amount of $1.07 million, was paid during the first quarter of the fiscal year.

    Federal income taxes payable at June 30, 1997 was $360,000 compared to a receivable of $585,000 at September 30, 1996. This change of $945,000 was due primarily to timing of tax payments and an approximate tax savings of $360,000 associated with the Savings Association Insurance Fund (SAIF) special assessment recorded at September 30, 1996. The Internal Revenue Service recently completed an audit of the Association's federal income tax returns for years 1993, 1994, and 1995 with no substantial changes.

    Accrued expenses and other liabilities increased from $1.15 million at September 30,1996 to $1.27 million at June 30, 1997. This $150,000 increase was primarily due to the establishment of a $231,000 accounts payable for the payment of accrued interest on loans sold to FHLMC, and the increase in deferred compensation expense of $68,000. These were partially offset by a $53,000 reduction in the reserve for employee bonuses which were paid in the last calendar quarter; a $56,000 reduction in employee pension trust; a $19,000 reduction in dividend payable; and a $17,000 reduction in audit and exam fees payable.

    Deferred Income, gain on sale of real estate owned, declined from $359,000 at September 30, 1996 to $236,000 at June 30, 1997. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

    Stockholder's equity decreased during the period by $1.7 million from $35.4 million at September 30, 1996 to $33.7 million at June 30, 1997. Paid-in capital increased by $143,000 during the period as the result of the exercise of 10,403 option shares at an exercised price of $73,000, and the recognition of the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period amounting to $70,000.
Retained earnings increased by $1.4 million as a result of net income for the period after dividends. Treasury shares increased by $2.7 million during the period as a result of the repurchase of 184,600 shares during the period. Shares acquired by the Employee Stock Ownership Plan deceased by $112,000 due to the principal payments made on the Employee Stock Ownership Plan Trust loans during the period. Shares acquired by the Management Recognition Plan increased by $701,000 during the period due to the purchase of 64,736 shares by the 1996 management Recognition Plan Trust at a cost of $836,000 and the accrual of $135,000 in Management Recognition Plan awards. Net unrealized losses on securities available-for-sale reduced by $24,000 during the period based on market values at June 30, 1997.

Comparison of Operating Results for the three and nine months ended June 30, 1997 and 1996.

    Net Income for the three months ended June 30, 1997, totaled $974,000 as compared to $657,000 for the three months ended June 30, 1996. The increase of $317,000 was the result of the combined affect of an increase in total interest income of $639,000; an increase of $147,000 in total interest expense; a decrease in non-interest income of $22,000; a decrease of $71,000 in non-interest expense; and an increase of $119,000 in federal income taxes. Net income for the nine months ended June 30, 1997 was $2.31 million compared to $1.5 million for the same period in 1996. The increase of $803,000 was primarily due to an increase in net interest income after provisions for loan losses of $1.15 million, and an increase of $59,000 in total non-interest income, offset by an increase of $62,000 in total non-interest expense, and an increase in federal income taxes of $346,000.

Net Interest Income

    The Company's net interest income before provisions for loan losses was $2.37 million for the three months ended June 30, 1997. This amount represents an increase of $492,000 from the $1.88 million of net interest income before provisions for loan losses for the three month period ended June 30, 1996.

    For the nine months ended June 30, 1997, net interest income before provision for loan losses increased by $1.26 million to $6.3 million from the comparable period ended June 30, 1996. The increases for the three months and nine months ended June 30, 1997 were primarily due to an increase in interest income and as previously mentioned, accrued interest receivable includes $285,000 in interest income related to a one-time adjustment in net accrued interest on loans serviced for FHLMC. During the same periods, interest expense increased by $147,000 and $231,000, respectively.

Provisions for Losses on Loans

    The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectablility of the loan portfolio. Based on these factors, the loan loss provision was $110,000 for the nine months ended June 30, 1997. For the three month period the provision was $105,000. No provisions had been made during the comparable prior periods.

Non Interest Income

    Non interest income consists primarily of fees collected on mortgage loans, service charges on deposit accounts and income from real estate operations. This income decreased by $22,000 for the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996, amounting to $368,000 and $390,000 for the respective periods. This decrease was due primarily to a reduction in fees and deposit service charges of $24,000, and a $13,000 decrease in income from real estate operations, net. The decrease was partially offset by an increase of $15,000 in other non interest income.

    For the nine months ended June 30, 1997, non interest income increased by $59,000 from $977,000 to $1.04 million, primarily due to a $61,000 increase in income from real estate operations, net.

Non-Interest Expenses

    For the three months ended June 30, 1997, non-interest expense decreased by

$71,000 when compared with the comparable period ended June 30, 1996. The decrease consisted primarily of a reduction in insurance expense of $71,000, representing the lowered rates on insurance of accounts after the special assessment paid to the Federal Deposit Insurance Corporation, and a credit to the provision for losses on real estate of $89,000. These decreases were offset by an aggregate increase of $89,000 in compensation and benefits, occupancy and equipment, and other non-interest expenses.

    Non interest expense increased by $62,000 for the nine month period ended June 30, 1997, to $3.7 million. This $126,000 increase was primarily due to an increase in compensation and benefits due to the funding of the 1996 Management Recognition Plan and Employee Stock Ownership Plan benefits, as well as an increase in the accrual for deferred compensation for benefits awarded to three officers. Also contributing to the increase were a $66,000 increase in occupancy and equipment, an a $116,000 increase in other non interest expense. These increases were partially offset by a reduction in insurance expense of $157,000 and a credit to the provision for losses on real estate of $89,000.

Taxes

    The provision for income tax amounted to $492,000 and $1.17 million for the three and nine months ended June 30, 1997, respectively, compared to $373,000 and $825,000 during the three and nine months ended June 30, 1996, respectively. The higher provisions for income tax were due to the increase in earnings for the periods.

Liquidity

    The OTS regulations require the Association to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month ended June 30, 1997, the Association's average liquidity position was $27.3 million or 14.6% compared to $36.7 million or 20.1% at September 30, 1996.

Regulatory Capital Requirements

    The Association is required to maintain specific amounts of capital pursuant to OTS regulations. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets; "core" capital equal to at least 3% of adjusted total assets; and "total" capital (a combination of "core" and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. At June 30, 1997, the Association's tangible, core, and total capital were 13.77%, 13.77%, and 27.90%, respectively. All three capital figures exceeded the applicable requirements.

Recent Developments

    On April 24, 1997 O.T.S. approved the Company's request for permission to repurchase an additional 5% of its stock amounting to 127,073 shares. These shares are being purchased at the prevailing market price from time-to-time over a six month period depending on market conditions. At June 30, 1997 a total of 51,400 shares had been purchased of the second repurchase approval.

    Due to the success of adding a consumer loan department to the Palestine facility, it is the intention of management to open a consumer loan department in the Tyler branch in the near future.

    On July 2, 1997 the Association consummated its conversion to a state-chartered savings bank, Jacksonville Savings Bank, ("SSB"). The main purpose of the conversion was to reduce the duplication associated with meeting the regulatory requirements of three regulators. With the conversion to a state savings bank, SSB will be regulated by the Texas Savings and Loan Department and its primary federal regulator and the insurer of its deposits will be the FDIC. Prior to the conversion the Association's primary federal regulator had been the Office of Thrift Supervision.

    In a related matter, the Company entered an agreement with Jacksonville IHC, Inc. ("IHC"), a subsidiary of the Company, a Delaware corporation, whereby
the Company will transfer its entire interest in SSB to IHC.   As a result of
the transfer, SSB will become a direct subsidiary of IHC and will thereby enjoy greater operating flexibility in a Delaware holding Company structure than presently enjoyed through the Company. It is further expected that the transfer will reduce future corporate taxes paid by the Company.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        8K dated April 25, 1997 - OTS Approval to Repurchase Shares
        8K dated May 5, 1997 - Declaration of Quarterly Earnings
        8K dated June 10, 1997- Declaration of Dividends
        8K dated July 2, 1997- Charter Conversion to State Savings Bank

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Jacksonville Bancorp, Inc.


DATE:       8-5-97                        By:  Jerry Chancellor
      ----------------------------             --------------------------------
                                               Jerry Chancellor
                                               President

DATE:       8-5-97                        By:  Bill W. Taylor
      ----------------------------             --------------------------------
                                               Bill W. Taylor
                                               Exec. Vice President and
                                               Chief Financial Officer