Form 10-K405
period 1997-09-30
JACKSONVILLE BANCORP INC
filed 1997-12-29
CIK 1005507

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                      OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ---------------

                           JACKSONVILLE BANCORP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                          75-2632781
     ------------------------------                         ------------------
      (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

      COMMERCE AND NECHES STREETS
         JACKSONVILLE, TEXAS                                     75766
     -----------------------------                        ---------------------
               (Address)                                        (Zip Code)

      Registrant's telephone number, including area code:  (903) 586-9861

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 12, 1997, the aggregate value of the 2,069,298 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 172,221 shares held by all directors and officers of the Registrant as a group and 202,048 shares held by Jacksonville Bancorp, Inc. Employee stock Ownership Plan, was approximately $39,058,019. This figure is based on the closing price of $18 7/8 per share of the Registrant's Common Stock on December 12, 1997.

Number of shares of Common Stock outstanding as of December 12, 1997: 2,443,568

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.          BUSINESS.

GENERAL

         Jacksonville Bancorp, Inc.'s (the "Company") primary asset is Jacksonville Savings Bank, SSB ("Jacksonville" or the "Bank"). The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans and consumer loans. With limited exceptions, Jacksonville has restricted commercial real estate lending activity to loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements thereon. In 1994 Jacksonville established a consumer loan department to promote development of this type of lending. In addition, Jacksonville invests in United States government and federal agency securities and government-guaranteed mortgage-backed securities.

         On July 2, 1997, Jacksonville Savings and Loan Association converted from Texas chartered savings and loan association to Texas chartered savings bank, changing its name to Jacksonville Savings Bank, SSB. The change did not affect operations of the Bank but did provide the Bank with additional flexibility. In addition the change of charter reduced governmental supervision costs, because the Office of Thrift Supervision would no longer regulate the institution along with the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation. The Bank is now regulated by the Federal Deposit Insurance Corporation and the Texas Savings and Loan Department. The Company continues to be regulated by the OTS as a savings and loan holding company.

         On July 16, 1997, after receiving appropriate regulatory approvals, Jacksonville IHC, a Delaware chartered company ("IHC") acquired all the issued and outstanding stock of Jacksonville Savings Bank, SSB previously held by the Company. IHC is, and was at the time of the acquisition, a wholly-owned subsidiary of the Company. The purpose of the transaction was to minimize certain Texas state taxation expenses imposed on holding companies with Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville, IHC's only other business activity was to loan funds to the Jacksonville's Employee Stock Ownership Plan.

MARKET AREA

         Jacksonville's market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area's economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and its principal activity is manufacturing. There are 75 manufacturing concerns in Jacksonville. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s which was compounded by defense-related cutbacks. However, the area's economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area's economic base has diversified into such fields as health services, research and technology.

         Major companies in Jacksonville's market area include Alligence Health Care, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithography and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas College, Lon Morris College, Jacksonville College, and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 1997, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 4.2% as compared to 4.5% in 1996 and the estimated unemployment rates for the United States during these periods were 4.7% and 5.0% respectively.

LENDING ACTIVITIES

         GENERAL. At September 30, 1997, Jacksonville's net loan portfolio totaled $174.0 million representing approximately 74.4% of Jacksonville's $233.9 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 1997, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1997, Jacksonville's single-family residential loan portfolio totaled $141.1 million, representing approximately 78.0% of Jacksonville's total loans, before net items, at that date. Jacksonville held $9.5 million in commercial real estate loans at that date, representing 5.2% of total loans, before net items. Of the commercial real estate loans, $3.4 million, or 35.8%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Other than these commercial real estate loans, Jacksonville has not actively pursued the business of making commercial real estate loans since 1989. The only other significant areas of lending activity by Jacksonville are construction loans, land loans and consumer loans which, as of September 30, 1997, represented $10.8 million, or 5.97%, $3.4 million, or 1.9% and $14.9 million, or 8.2% of Jacksonville's total loan portfolio, before net items.

         As a Texas-chartered savings bank, Jacksonville has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, approximately 99% of all of the mortgage loans in Jacksonville's portfolio are secured by properties located in Cherokee County and surrounding counties in East Texas, reflecting Jacksonville's emphasis on local lending.

         At September 30, 1997, Jacksonville's limit on loans-to-one borrower was $5.2 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.3 million, $1.2 million, $905,000, $782,000, and $770,000. The loan for $1.3 million was to a private school and the loan for $1.2 million was to a church. The group of loans totaling

$905,000 consisted of four loans secured by commercial real estate acquired in satisfaction of debts previously contracted. The two loans totaling $782,000 were loans secured by multiple income producing single family residences, and the group of loans totaling $770,000 consisted of four construction loans on single family residences. All of these loans are secured primarily by residential and nonresidential real estate located in Cherokee County and surrounding counties in East Texas.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.

                                                                          SEPTEMBER 30,
                                                      -----------------------------------------------------
                                                                 1997                       1996
                                                      -------------------------   -------------------------
                                                         AMOUNT          %          AMOUNT          %
                                                      ------------    ---------   -----------    ----------
                                                                       (Dollars in Thousands)


 MORTGAGE LOANS:

   Single-family residential(1)                       $141,107         78.0%     $132,599         81.4%
   Multi-family residential                              1,144           .7         1,268           .8
   Commercial                                            9,492          5.2         8,604          5.3
   Construction                                         10,799          5.9         6,996          4.3
   Land                                                  3,446          1.9         4,395          2.7
                                                         -----          ---       -------         ----
      Total mortgage loans                            $165,988         91.7      $153,862         94.5%
                                                       -------         ----       -------         ----

 BUSINESS AND CONSUMER LOANS:

   Commercial business                                $     76         --        $    219           .1
   Consumer loans:
     Secured by deposits                                 2,127          1.2         2,290          1.4
     Secured by vehicles                                 6,537          3.6         2,961          1.8
     Personal real estate loans                          4,274          2.4         2,686          1.6
     Other                                               1,983          1.1           922           .6
                                                         -----          ---       -------        -----
     Total consumer loans                               14,921          8.3         8,859          5.4
                                                        ------          ---       -------        -----
       Total business and consumer loans              $ 14,997          8.3      $  9,078          5.5
                                                        ------          ---       -------        -----

     Total loans                                       180,985        100.0%      162,940        100.0%
                                                       -------        =====       -------        =====

 Less:
   Undisbursed portion of loans in
    process                                           $  5,025                   $  2,956
   Unearned discounts                                       62                         89
   Net deferred loan origination fees                      662                        761
   Unrealized losses on loans held for
     sale                                                   --                         --
   Allowance for loan losses                             1,192                      1,100
                                                         -----                    -------

      Net loans                                       $ 174,044                   $158,034
                                                        =======                    =======


                                                                                   SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                           1995                        1994                        1993
                                                 -----------------------    ------------------------    --------------------------
                                                    AMOUNT          %          AMOUNT           %          AMOUNT            %
                                                 -------------  --------    -------------   --------    --------------   ---------
                                                                               (Dollars in Thousands)

 MORTGAGE LOANS:

   Single-family residential(1)                  $117,853          84.1%     $109,221(2)       86.7%    $112,063          86.7%
   Multi-family residential                         1,183            .8           735            .6          532           0.4
   Commercial                                       8,167           5.8         8,115           6.4        9,556           7.4
   Construction                                     4,312           3.1         1,668           1.3        1,367           1.1
   Land                                             3,754           2.7         3,156           2.5        2,972           2.3
                                                  -------          ----       -------         -----      -------         -----
      Total mortgage loans                       $135,269          96.5%     $122,895          97.5%    $126,490          97.9%
                                                  -------          ----       -------         -----      -------         -----

 BUSINESS AND CONSUMER LOANS:

   Commercial business                           $    232            .2      $    198            .2     $    234            .2
   Consumer loans:
     Secured by deposits                            1,922           1.4         1,972           1.6        1,840           1.4
     Secured by vehicles                              960            .6           332            .2           93            .1
     Personal real estate loans                     1,253            .9           514            .4          568            .4
     Other                                            526            .4           137            .1           81           --
                                                    -----           ---         -----            --        -----         -----
     Total consumer loans                           4,661           3.3         2,955           2.3        2,582           1.9
                                                    -----           ---         -----           ---        -----         -----
       Total business and consumer loans           $4,893           3.5      $  3,153           2.5     $  2,816           2.1
                                                    -----           ---         -----           ---       ------         -----

     Total loans                                 $140,162         100.0%     $126,048         100.0%    $129,306         100.0%
                                                  -------         =====       -------         =====      -------         =====

 Less:
   Undisbursed portion of loans in
    process                                      $  2,230                    $    799                   $  1,052
   Unearned discounts                                 106                         121                        169
   Net deferred loan origination fees                 893                         937                      1,059
   Unrealized losses on loans held for
     sale                                              --                          58                         --
   Allowance for loan losses                        1,000                       1,000                        996
                                                  -------                     -------                    -------

      Net loans                                  $135,933                    $123,133                   $126,030
                                                  =======                     =======                    =======

------------------------------

(1)      Includes first and second liens on single-family residences.

(2)      Includes $1.2 million of loans held for sale.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.


                                                                                 DUE 3-5       DUE 5-10      DUE 10-15
                                                                                  YEARS         YEARS          YEARS
                                  DUE BEFORE      DUE BEFORE     DUE BEFORE       AFTER         AFTER          AFTER
                                    9/30/98         9/30/99        9/30/00       9/30/97       9/30/97        9/30/97
                                 ------------    ------------   ------------    ---------     ----------    ------------

                                                                       (In Thousands)

 Single-family residential(1)    $   214           $  430         $  613        $2,746        $13,483         $66,619
 Multi-family residential             --               --              9            --             87             908
 Commercial                          231               43              6            67          2,600           5,158
 Construction                     10,799               --             --            --             --              --
 Land                                 63               47             35           180            740           2,250
 Commercial business                  --               76             --            --             --              --
 Consumer                          2,717              741          1,654         5,588          2,375           1,750
                                   -----            -----         ------         -----         ------          ------
     Total                       $14,024           $1,337         $2,317        $8,581        $19,285         $76,685
                                  ======            =====          =====         =====         ======          ======


                                     DUE MORE
                                      THAN 15
                                       YEARS
                                       AFTER
                                      9/30/97        TOTAL
                                    ----------   --------------

                                          (In Thousands)

 Single-family residential(1)        $57,002       $141,107
 Multi-family residential                140          1,144
 Commercial                            1,387          9,492
 Construction                             --         10,799
 Land                                    131          3,446
 Commercial business                      --             76
 Consumer                                 96         14,921
                                       -----       --------
     Total                           $58,756       $180,985
                                      ======        =======


---------------------

(1)      Includes first and second liens on single-family residences.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1997, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                     FLOATING OR
                                               FIXED RATES         ADJUSTABLE-RATES             TOTAL
                                            -----------------    --------------------       --------------

                                                                   (In Thousands)

 Single-family residential(1)                    $64,555                 $76,338               $140,893
 Multi-family residential                            602                     542                  1,144
 Commercial real estate                            2,903                   6,358                  9,261
 Construction                                         --                      --                     --
 Land                                                710                   2,673                  3,383
 Commercial business                                  76                      --                     76
 Consumer                                         12,204                      --                 12,204
                                                  ------                  ------                 ------
   Total                                         $81,050                 $85,911               $166,961
                                                  ======                  ======                =======

--------------------------

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

         Jacksonville's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by Jacksonville's loan department and, except for loans of $50,000 or less, then is submitted for approval to the Loan and Executive Committee or Jacksonville's Board of Directors. With the exception of home improvement, consumer and land loans, the Loan and Executive Committee is responsible for approving all loans in excess of $50,000. Loans of $50,000 and under may be approved by two loan officers or by a branch manager and one loan officer. Home improvement, consumer and personal real estate loans over $50,000 must be approved by two officers. Certain loans, because of their amount or because they do not meet one or more specified guidelines, must receive direct approval of the Board of Directors.

         Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. In the current interest rate environment, it follows a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. When loans are sold to others, except to Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 1997, $62.0 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, each index would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 1997, $64.5 million or 35.7% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $76.3 million or 42.2% of such loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $40.5 million, or 53.1%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.



                                                            YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------------------------

                                                    1997              1996             1995
                                              ---------------    -------------     --------------

              LOAN ORIGINATIONS:
                Single-family residential         $42,594           $45,113           $32,307
                Multi-family residential               --               658               200
                Land                                1,876             1,159               969
                Commercial                          1,079               697               795
                Construction                       10,126            11,707             6,730
                Commercial business                    --                --                71
                Consumer                           11,029             8,862             4,197
                                                   ------            ------             -----
                  Total loans originated           66,704            68,196            45,269
                Purchases                              --                --                --
                  Total loans originated
                    and purchased                  66,704            68,196            45,269
                                                   ------            ------            ------

              SALES AND LOAN PRINCIPAL
                REDUCTIONS:
                Loans sold                         22,311            21,848            13,817
                Loan principal
                  repayments                       25,948            23,955            19,374
                                                   ------            ------            ------
                  Total loans sold and
                    principal reductions           48,259            45,803            33,191


              Increase (decrease) due
                to other items, net(1)             (2,435)             (292)              722
                                                   ------            ------            ------


              Net increase (decrease)
                in loan portfolio                 $16,010           $22,101           $12,800
                                                   ======            ======            ======

----------------------

(1)      Consists of loan foreclosures, extensions and changes in net items.

         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties. At September 30, 1997, $141.1 million or 78.0% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the residential first mortgage loans made by Jacksonville generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Jacksonville. All residential first mortgage loans, except those made to facilitate the sale of such dwellings held as real estate owned, are generally underwritten in conformance with current guidelines of the FHLMC. Jacksonville's lending policies on residential first mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property and generally all residential first mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         Jacksonville offers fixed-rate residential first mortgage loans with terms up to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Jacksonville the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Jacksonville enforces due-on-sale clauses to the extent permitted under applicable laws. Approximately 99% of Jacksonville's residential first mortgage loan portfolio consists of conventional loans, with the remaining loans either insured by the FHA or partially guaranteed by the VA.

         Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from origination fees for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $83.1 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold only $23.4 million of loans to the mortgage banking company. During fiscal 1997, Jacksonville sold $21.0 million of loans to FHLMC and $1.3 million to the mortgage banking company.

         During the year ended September 30, 1997, Jacksonville originated $42.6 million of single-family residential loans of which $38.7 million, or 90.8%, were fixed rate and $3.9 million, or 9.2%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $21.0 million, or 49.4%, to FHLMC. The volume of single-family residential loans originated decreased by 5.5% from $45.1 million during fiscal 1996 as compared to $42.5 million during fiscal 1997 and the percentage of sales of such originations increased from 48.3% in fiscal 1996 to 52.5% in fiscal 1997. Jacksonville anticipates that it will continue its policy of selling all or substantially all of its fixed-rate residential first mortgage loan originations with terms of more than 15 years as long as interest rates remain at current levels or lower and will reevaluate this policy if there is a material and prolonged rise in interest rates.

         Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In order to continue to increase and then to maintain a high percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling fixed-rate loans from its portfolio. As a result, at September 30, 1997, $76.4 million, or 54.1%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

         Jacksonville's residential first mortgage adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust every one, three or five years in accordance with designated published indices based upon U.S. Government securities. Jacksonville currently offers a one, three and five-year adjustable mortgage with a 2% cap on the rate adjustment per period and a 4% to 6% cap rate adjustment over the life of the loan, depending on its term. Jacksonville's adjustable-rate residential first mortgage loans are not convertible by their terms into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

         Due to the generally lower rates of interest prevailing in recent periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 10.7%, 23.0% and 13.6% of Jacksonville's total originations of single-family residential loans during the years ended September 30, 1997, 1996 and 1995, respectively.

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

         Jacksonville also makes home improvement loans which amounted to $3.1 million as of September 30, 1997. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien. Under Texas law, the proceeds of a second mortgage loan must be used for home improvement purposes or the payment of real estate taxes. Effective January 1, 1998, Texas law will permit home equity lending.

         COMMERCIAL MORTGAGE LOANS. At September 30, 1997, $9.5 million, or 5.2%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $3.4 million, or 35.8%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates few commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 1997, 1996 and 1995 were, respectively, $1.08 million, $697,000 and $795,000.

         As of September 30, 1997, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $6.1 million.
These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 1997, $4.9 million, or 80.3%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

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

         As of September 30, 1997, there were two commercial mortgage loans secured by former real estate owned properties with principal balances, including funds utilized for improvements by the borrower on such properties, in excess of $400,000. These loans were performing in accordance with their terms at September 30, 1997.

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

         CONSTRUCTION LOANS. At September 30, 1997, construction loans totaled $10.8 million or 5.9% of the total loan portfolio, before net items.

         Jacksonville makes construction loans to individuals for the construction of their residences. Recently, it expanded its construction lending activities to include lending to developers for the construction of single-family residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction loan originations decreased during the year ended September 30, 1997 to $10.1 million from $11.7 million during fiscal 1996.

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

         LAND LOANS. As of September 30, 1997, land loans totaled $3.4 million or 1.9% of the total loan portfolio, before net items. As of the date, Jacksonville had 141 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. Jacksonville does not make land loans for speculative purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 1997, was approximately $24,000.

         CONSUMER LOANS. At September 30, 1997, consumer loans totaled $14.9 million or 8.3% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles and personal real estate loans. Loans secured by deposits total $2.1 million at September 30, 1997. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future homesites and for additional property adjacent to their existing residence. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was substantially less than 20 years as of September 30, 1997. All of these loans are secured by the purchased land, but because these loans are typically for $20,000 or less they are not underwritten in the same manner as the Bank's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property.
In most cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 1997, the Bank had 296 personal real estate loans with an average balance of $14,000. Jacksonville's vehicle loan portfolio totalled $6.5 million at September 30, 1997. A substantial majority of Jacksonville's vehicle loans are for new vehicles but it also offers loans for used vehicles. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest. These loans are typically made to Jacksonville customers of long standing.

         MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 1997, $1.1 million, or 0.7%, and $76,000, or .1%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the ten multi-family loans in Jacksonville's loan portfolio as of September 30, 1997, the largest loan had a principal amount of $378,000 which represented 33.0% of the multi-family loan portfolio. As of September 30, 1997, the commercial business loan portfolio consisted of six loans, the largest of which was a $76,000 loan to a retail grocery store secured by its inventory.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Jacksonville's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans, adjusted for estimated prepayments based on Jacksonville's historical prepayment experience. At September 30, 1997, Jacksonville had $662,000 of loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

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

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1997, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                        SINGLE-FAMILY              MULTI-FAMILY
                                         RESIDENTIAL               RESIDENTIAL               COMMERCIAL
                                ----------------------------  -----------------------  ------------------------

                                    AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                -----------  ---------------  ---------  ------------  ----------- ------------
                                                               (Dollars in Thousands)

 Loans delinquent for:

   30-59 days                      $2,809        1.55%        $    --          --%      $143          .08%
   60-89 days                         349         .19              --          --          8           --
   90 days and over                   448         .25              --          --        154          .09
                                    -----        ----          ------       -----      -----        -----
     Total delinquent loans        $3,606        1.99%        $    --          --%      $305          .17%
                                    =====        ====          ======       =====        ===         ====




                                       CONSTRUCTION                   LAND                     CONSUMER
                                  ----------------------    -----------------------    ------------------------

                                   AMOUNT     PERCENTAGE     AMOUNT      PERCENTAGE      AMOUNT     PERCENTAGE
                                  ---------  -----------    ----------  -----------    ----------  ------------
                                                             (Dollars in Thousands)

 Loans delinquent for:

   30-59 days                       $  --          --%      $  2             --%         $101         .06%
   60-89 days                          --         ---        197            .11            55         .03
   90 days and over                    --          --         --             --            42         .02
                                                              --             --           ---         ---
     Total delinquent loans         $  --          --%      $199            .11%         $198         .11%
                                   ======       =====        ===            ===           ===         ===



                                           TOTAL
                                  ------------------------

                                    AMOUNT    PERCENTAGE
                                  ---------- -------------

                                   (Dollars in Thousands)
 Loans delinquent for:

   30-59 days                      $3,055      1.69%
   60-89 days                         609       .33
   90 days and over                   644       .36
                                    -----       ---
     Total delinquent loans        $4,308      2.38%
                                    =====      ====

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

         REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $526,000, $1.1 million and $2.1 million as of September 30, 1997, 1996 and 1995 respectively.

         Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 1997, Jacksonville had $438,000 of REO sold by the deposit method.

         The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.

                                                                SEPTEMBER 30,
                                        ----------------------------------------------------------

                                           1997        1996        1995        1994       1993
                                        ----------   ---------   ---------   ---------  ----------
                                                            (Dollars in Thousands)

 Non-accruing loans:
   Single-family residential(1)           $  448      $  465      $  534      $  163      $  399
   Multi-family residential                   --          --          --          --          --
   Commercial                                154          --           3          10           4
   Construction                               --          --          --          --          --
   Land                                       --         321          26         420         388
   Commercial business                        --          --          --          --          --
   Consumer                                   42          29          --           8           6
                                              --       -----      ------       -----      ------
     Total non-accruing loans                644         815         563         601         797

 Accruing loans 90 days or more
   delinquent                                 --          --          --          --          --
                                            ----       -----      ------      ------       -----
   Total non-performing loans                644         815         563         601         797
                                            ----       -----      ------      ------       -----

 Real estate owned(2)                        526       1,051       2,052       2,549       4,623
                                           -----       -----      ------       -----       -----
   Total non-performing assets            $1,170      $1,866      $2,615      $3,150      $5,420
                                           =====       =====       =====       =====       =====

 Troubled debt restructurings             $  383      $  387      $  391      $  395      $  406
                                           =====       =====       =====       =====       =====

 Total non-performing loans and
   troubled debt restructurings
   as a percentage of total net loans        .59%        .76%        .70%        .81%        .95%
                                             ===        ====        ====        ====        ====

 Total non-performing assets and
   troubled debt restructurings as
   a percentage of total assets              .66%       1.03%       1.51%       1.90%       3.07%
                                             ===        ====        ====        ====        ====


--------------------------------

(1)      Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

         At September 30, 1997, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         The interest income that would have been recorded during fiscal 1997, 1996 and 1995 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $63,000, $52,000 and $89,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note 5 to the Consolidated Financial Statements. During the year ended September 30, 1997, no interest income was actually recorded on any loans after they were placed on non-accrual status.

         CLASSIFIED ASSETS. Federal regulations require that each insured depositing institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Jacksonville's classified assets at September 30, 1997 consisted of $60,000 of assets classified as special mention, $1.9 million of assets classified as substandard, and $0 classified as doubtful or loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $434,000, or 22.5%, were non residential real estate parcels acquired as real estate owned, $743,000, or 38.6%, were single-family residential loans, $481,000, or 25.0%, were commercial real estate and land loans, and $183,000 or 9.5%, were single-family residences acquired as real estate owned.

         The following table sets forth the Bank's classified assets at the dates indicated.

                                                           SEPTEMBER 30,
                                            --------------------------------------------
                                               1997             1996             1995
                                            -----------    --------------   ------------
                                                           (In thousands)

 Classification:
   Special mention                             $   60           $   20           $   41
   Substandard                                  1,923            3,213            3,333
   Doubtful                                        --               --               --
   Loss(1)                                         --               --               --
                                                -----            -----            -----
     Total classified assets                   $1,983           $3,233           $3,374
                                                =====            =====            =====


--------------------

(1)      Excludes foreclosed real estate that has been fully reserved.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. For fiscal 1997 non-performing loans reduced to $644,000 while net charge-offs for the period increased $18,000. The Company's level of net loans outstanding increased $16 million which included an increase of 67% in consumer loans. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $110,000 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

         At September 30, 1997, Jacksonville's allowance for loan losses amounted to $1.2 million compared to $1.1 million at September 30, 1996.

         The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.

                                                                         YEAR ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------------------

                                          1997                1996                 1995               1994              1993
                                     ---------------     ---------------   ------------------    ---------------   ---------------
                                                                          (Dollars in Thousands)

 Total net loans outstanding             $174,044            $158,034             $135,933          $123,133           $126,030
                                          =======             =======              =======           =======            =======
 Average loans outstanding               $163,569            $145,021             $128,623          $122,051           $127,845
                                          =======             =======              =======           =======            =======
 Balance at beginning of
   period                                $  1,100            $  1,000             $  1,000          $    996           $    810
 Charge-offs(1)                               (18)                 --                  (57)              (24)              (155)
 Recoveries(1)                                 --                  --                   32                10                 16
                                          -------             -------             --------          --------            -------
 Net charge-offs                              (18)              1,000                  (25)              (14)              (139)
 Provision for losses on loans                110                 100                   25                18                325
                                              ---             -------             --------           -------            -------
 Balance at end of period                $  1,192            $  1,100             $  1,000          $  1,000           $    996
                                          =======             =======             ========           =======            =======
 Allowance for loan losses
   as a percent of total net
   loans outstanding                          .68%                .70%                 .74%              .81%               .79%
                                              ===               =====                 ====              ====                ===
 Ratio of net charge-offs to
   average loans outstanding                  .01%                 --%                 .02%              .01%               .11%
                                              ===               =====                  ===              ====                ===

---------------------

(1) Charge-offs and recoveries for all periods presented consist principally of single-family residential loans.

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                         SEPTEMBER 30,
                                        ----------------------------------------------------------------------------------
                                                    1997                       1996                       1995
                                        --------------------------   -------------------------    ------------------------
                                                                                   % OF LOANS
                                                        % OF LOAN                    IN EACH                  % OF LOANS
                                                         IN EACH                    CATEGORY                    IN EACH
                                                         CATEGORY                      TO                      CATEGORY
                                                         TO TOTAL                     TOTAL                    TO TOTAL
                                            AMOUNT        LOANS        AMOUNT         LOANS        AMOUNT        LOANS
                                        -------------  -----------   ------------  -----------    ---------  -------------
                                                                        (Dollars in Thousands)

 Mortgage loans                              $1,027         86.2%       $1,025         93.2%       $  894          96.5%
 Commercial business loans                       10           .8            20          1.8            30            .2
 Consumer loans                                 155         13.0            55          5.0            76           3.3
                                              -----         ----         -----        -----         -----         -----
     Total allowance for loan losses         $1,192        100.0%       $1,100        100.0%       $1,000         100.0%
                                              =====        =====         =====        =====         =====         =====
                                                           SEPTEMBER 30,
                                        ----------------------------------------------------
                                                  1994                       1993
                                        -------------------------  -------------------------
                                                     % OF LOANS                  % OF LOANS
                                                       IN EACH                    IN EACH
                                                      CATEGORY                    CATEGORY
                                                         TO                          TO
                                                        TOTAL                      TOTAL
                                          AMOUNT        LOANS        AMOUNT        LOANS
                                        ----------- -------------  ------------ ------------
                                                        (Dollars in Thousands)

 Mortgage loans                           $  900          97.5%      $  927          97.9%
 Commercial business loans                    42            .2           --            .2
 Consumer loans                               58           2.3           69           1.9
                                           -----         -----        -----         -----
     Total allowance for loan losses      $1,000         100.0%      $  996         100.0%
                                           =====         =====        =====         =====

MORTGAGE-BACKED SECURITIES

         Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC or the GNMA. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 1997, $16.5 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

         The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.

                                                                   September 30,
                                                    --------------------------------------------

                                                      1997            1996              1995
                                                    ----------    -----------        -----------
                                                               (Dollars in Thousands)
 Mortgage-backed securities at
   beginning of period                               $12,107         $ 3,442             $2,995
 Purchases                                            11,372          10,927              1,002
 Sales                                                    --              --                 --
 Repayments                                           (2,262)         (2,262)              (555)
                                                      ------         -------             ------
 Mortgage-backed securities at end
   of period                                         $21,217         $12,107             $3,442
                                                      ======          ======             ======
 Weighted average yield
   at end of period                                     6.87%           7.06%              7.33%
                                                        ====            ====               ====

         At September 30, 1997, Jacksonville's mortgage-backed securities had a book value and estimated market value of $21.2 million and $21.3 million, respectively. Of the $21.2 million portfolio, $768,000 was scheduled to mature in five years or less and $16.4 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         The $768,000 of mortgage-backed securities which were scheduled to mature in five years or less at September 30, 1997 qualify for regulatory liquidity and have fixed interest rates. The remaining $20.4 million of mortgage-backed securities at such date consisted of $3.9 million of fixed-rate and $16.5 million of adjustable-rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 1997, $12.9 million consisted of FNMA certificates, $1.1 million consisted of GNMA certificates and $7.2 million consisted of FHLMC certificates. See Note 4 to the Consolidated Financial Statements for additional information.

INVESTMENT ACTIVITIES

         Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President and the Executive Vice President. The members of the Investment Committee are: Dr. Joe Tollett, Jerry Chancellor and Bill W.
Taylor. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing
Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 1997, Jacksonville had U.S. Treasury notes and U.S. Government agency held-to-maturity securities with an amortized cost of $22.5 million and an estimated market value of $22.5 million. See note 3 to the Consolidated Financial Statement for further information. At September 30, 1997, Jacksonville held U.S. government securities as available-for-sale with an amortized cost of $3.5 million and an estimated market value of $3.5 million.

         The following table sets forth Jacksonville's investment securities at the dates indicated.

                                                                SEPTEMBER 30,
                                              --------------------------------------------------
                                                  1997              1996               1995
                                              --------------   --------------      -------------
                                                               (In thousands)

 Available for sale(1):
  Mortgage-backed securities:
    FNMA Certificates                           $ 4,852           $    --            $    --
    FHLMC Certificates                            6,540                --                 --
  U.S. agency securities                          3,469             7,359              6,408
                                                 ------            ------             ------
       Total available for sale                  14,861             7,359              6,408
                                                 ------            ------             ------

 Held to maturity(1):
   Mortgage-backed securities:
     FNMA Certificates                            6,348             7,270                 --
     FHLMC certificates                           2,398             3,553              1,921
     GNMA certificates                            1,079             1,284              1,521
   U.S. Treasury notes                            6,492             8,980             12,492
   U.S. agency securities                        15,969            17,467             24,008
                                                 ------            ------             ------

      Total held to maturity                     32,286            38,554             39,942
                                                 ------            ------             ------

         Total investment securities            $47,147           $45,913            $46,350
                                                 ======            ======             ======

--------------------

(1) Securities classified as available for sale were carried at fair value at September 30, 1997, 1996 and 1995. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

         At September 30, 1997, $10.0 million or 27.0% of investment securities held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 5.19%. Of the remaining investment securities, $14.9 million was scheduled to mature after one year through five years and 1.0 million was scheduled to mature after six years through ten years.

         The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 1997.

                                                                CONTRACTUALLY MATURING
                              ------------------------------------------------------------------------------------------
                                          WEIGHTED              WEIGHTED                  WEIGHTED             WEIGHTED
                                UNDER 1    AVERAGE      1-5      AVERAGE       6-10       AVERAGE   OVER 10     AVERAGE
                                 YEAR       RATE       YEARS      RATE        YEARS         RATE     YEARS       RATE
                              ---------- -----------  -------- ----------  ----------    --------- ---------  ----------

                                                              (Dollars in Thousands)

 HELD TO MATURITY
 U.S. Treasury notes
    and bills                    $3,496      5.18%     $ 2,996      5.98%    $   --           --%   $   --           --%

 U.S. agency securities           6,005      5.33        9,964      6.25         --           --        --           --
                                 ------                  -----                -----                  -----
    Total                        $9,501                $12,960               $   --                 $   --           --
                                  =====                 ======                =====                  =====

 AVAILABLE FOR SALE
 U.S. Treasury notes                 --        --           --        --         --           --        --           --
    and bills
 U.S. agency securities             500      3.65        1,994      6.19      1,000          7.0        --           --
                                  -----                  -----                -----                  -----
 Total                           $  500                $ 1,994               $1,000                 $   --
                                  =====                  =====                =====                  =====
 Unrealized loss on
   securities available
   for sale

     Total



                                         TOTAL
                                  --------------------


                                   AMOUNT     YIELD
                                 ---------  ---------

                               (Dollars in Thousands)

 HELD TO MATURITY
 U.S. Treasury notes
    and bills                      $ 6,492      5.50%

 U.S. agency securities             15,969      5.70
                                    ------
    Total                          $22,461
                                    ======

 AVAILABLE FOR SALE
 U.S. Treasury notes                    --        --
    and bills
 U.S. agency securities                 --        --

 Total                             $ 3,494      6.45
                                     =====
 Unrealized loss on
   securities available
   for sale                            (25)
                                    -------
     Total                         $25,930
                                    ======

INTEREST-BEARING DEPOSITS

         As of September 30, 1997 Jacksonville also had demand deposit accounts in the FHLB of Dallas of $2.8 million as compared to $2.4 million as of September 30, 1996. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of one year. As of September 30, 1997, Jacksonville had no certificates of deposit.

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

         DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $20.1 million at September 30, 1997.

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

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

                                                                                SEPTEMBER 30,
                                             --------------------------------------------------------------------------------

                                                      1997                    1996                         1995
                                             ----------------------  -------------------------   ----------------------------

                                               AMOUNT    PERCENTAGE    AMOUNT     PERCENTAGE        AMOUNT      PERCENTAGE
                                             ---------- -----------  --------- ---------------   ------------  --------------

                                                                           (Dollars in Thousands)

 Certificate accounts:
 2.00 - 4.00%                                       --          --%  $  3,973         2.28%     $ 14,428          8.30%
 4.01 - 6.00%                                 $124,014       64.58     96,387        55.30        82,012         47.17
 6.01 - 8.00%                                   21,431       11.16     31,581        18.11        36,147         20.79
 8.01 - 10.00%                                     146         .08        139          .08           132           .08
                                               -------       -----    -------       ------       -------        ------

 Total certificate accounts                   $145,591       75.82%  $132,080        75.77%     $132,719         76.34%
                                               =======       =====    =======       ======       =======        ======

 Transaction accounts:

 Passbook savings                             $ 12,202        6.35%  $ 11,424         6.55%     $ 10,765          6.20%
 Money market                                   15,829        8.24     17,648        10.12        17,930         10.32
 Demand and NOW Accounts                        18,411        9.59     13,176         7.56        12,397          7.14
                                               -------       -----    -------       ------       -------        ------

 Total transaction accounts                   $ 46,442       24.18   $ 42,248        24.23%     $ 41,092         23.66%
                                               =======       =====    =======       ======       =======        ======

 Total deposits                               $192,033      100.00%  $174,328       100.00%     $173,811        100.00%
                                               =======      ======    =======       ======       =======        ======

         The following table sets forth the savings activities of Jacksonville during the periods indicated.

                                                               SEPTEMBER 30,
                                        ---------------------------------------------------------
                                              1997                 1996                1995
                                        -----------------    -----------------   ----------------

                                                              (In Thousands)

 Net increase (decrease)
     before interest credited                $11,162             $(4,111)            $10,889

 Interest credited                             6,543               4,628               3,579
                                              ------              ------              ------

 Net increase (decrease) in deposits         $17,705             $   517             $14,468
                                              ======              ======              ======

         The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 1997.

                                                                MATURITY DATE
                     ------------------------------------------------------------------------------------------------

                         ONE YEAR               OVER                OVER                OVER
 INTEREST RATE            OR LESS            1-2 YEARS           2-3 YEARS             3 YEARS              TOTAL
------------------   ------------------   -----------------   ----------------    --------------     ----------------

                                                               (In Thousands)

 2.00 -   4.00%        $     --             $    --               $  --              $    --             $     --
 4.01 -   6.00%         114,604               9,396                  --                   14              124,014
 6.01 -   8.00%           7,203               4,107                  10               10,111               21,431
 8.01 -  10.00%              --                  --                  --                  146                  146
                        -------              ------                ----               ------              -------
                       $121,807             $13,503               $  10              $10,271             $145,591
                        =======              ======                ====               ======              =======

         The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997.

         CERTIFICATES OF DEPOSIT MATURING IN
         QUARTER ENDING:
         --------------------------------------
                                                            (In thousands)

         December 31, 1997                                         $3,149
         March 31, 1998                                             3,995
         June 30, 1998                                              1,553
         September 30, 1998                                         2,870
         After September 30, 1998                                  11,624
                                                                  -------
         Total certificates of deposit
           with balances of $100,000
           or more                                                $23,191
                                                                   ======



         The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. See also, Note 10 to the Consolidated Financial Statements.

                                                     YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------
                                             1997              1996               1995
                                          ----------        ----------       -------------
                                                      (Dollars in Thousands)

 Maximum balance                             $5,000            $4,000           $ 7,000
 Average balance                              2,846             1,098             2,750
 Weighted average interest
   rate of FHLB advances                       5.87%             5.71%             5.52%

         The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.



                                                                   SEPTEMBER 30,
                                                  -------------------------------------------------
                                                     1997              1996               1995
                                                  ------------     ------------        ------------
                                                              (Dollars in Thousands)

 FHLB long-term advances                              $2,000            $2,000           $    --
   Weighted average interest rate                       5.71%             5.71%               --%

 FHLB short-term advances                             $   --            $   --           $    --
   Weighted average interest rate                         --%               --%               --%



         BORROWINGS. While Jacksonville has not frequently borrowed from the FHLB of Dallas, it may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1997, Jacksonville had $2 million advances from the FHLB of Dallas.

         The Company's ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company's Common Stock issued in connection with the Conversion. As of September 30, 1997, the outstanding balance of that loan was $1.4 million.

         SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of J. S. & L. Corporation ("JS&L") which was established in December 1979.
JS&L is self sufficient due to income from $115,000 in investments, interest from residential notes receivable and rental income. Its main activity is the servicing of purchased residential first and second lien notes. The portfolio includes 32 loans ranging in size from $2,500 to $135,000, most of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 1997 and September 30, 1996, JS&L earned $44,000 and $34,800, respectively. JS&L now makes investments in investments permissible for Jacksonville, rents houses and office space, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. Total investment in JS&L at September 30, 1997 was $823,000. Total capital of JS&L at September 30, 1997 was $860,000 and, as of that date, JS&L has no outstanding indebtedness to Jacksonville.

         EMPLOYEES. Jacksonville and its subsidiary had 76 full-time employees at September 30, 1997. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company, IHC and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY AND IHC

         REGULATIONS. The Company and IHC are registered unitary savings and loan holding companies and are subject to OTS, Federal Deposit Insurance Corporation ("FDIC") and Department regulation, examination, supervision and reporting requirements. In addition, because the capital stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, the Company is also subject to various reporting and other requirements of the SEC. As a subsidiary of a savings and loan holding company, the Bank is also subject to certain Federal and state restrictions in its dealings with the Company and affiliates thereof.

         FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

         If the Company or IHC were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company and IHC would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may be engaged in only after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA, or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         LIMITATIONS ON DIVIDENDS. The Company is a legal entity separate and distinct from Jacksonville. The Company's principal source of revenue consists of dividends from Jacksonville. The payment of dividends by Jacksonville is subject to various regulatory requirements including a requirement, as a result of the Company's savings and loan holding company status, that Jacksonville notify the Director not less than 30 days in advance of any proposed declaration by its directors of a dividend.

         TEXAS REGULATIONS. Under the Texas Savings Bank Act ("TSBA"), each registered holding company, such as the Company and IHC, is required to file reports with the Department as required by the Texas Savings and Loan Commissioner ("Commissioner") and is subject to such examination as the Commissioner may prescribe.

REGULATION OF THE BANK

         The Bank is required to file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as any merger or acquisition with another institution. The regulatory system to which the Bank is subject is intended primarily for the protection of the deposit insurance fund and depositors, not stockholders. The regulatory structure also provides the Department and the FDIC with substantial discretion in connection with their supervisory and enforcement functions. The Department and the FDIC conduct periodic examinations of the Bank in order to assess its compliance with federal and state regulatory requirements. As a result of such examinations, the Department and the FDIC may require various corrective actions.

         Virtually every aspect of the Bank's business is subject to numerous federal and/or state regulatory requirements and restrictions with respect to such matters as, for example, the nature and amounts of loans and investments that may be made, the issuance of securities, the amount of reserves that must be established against deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The description of statutory provisions and regulations applicable to savings banks set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank. Furthermore, the Bank cannot predict what other new regulatory requirements might be imposed in the future.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company and IHC) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in covered transactions with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Bank was in compliance with the above restrictions.

         REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

         Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued PMSRs up to certain specified limits and minus net deferred tax assets in excess of certain specified limits.

         TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 1997, the required Tier 1 leverage capital ratio for the Bank was 4.0% and its actual Tier 1 leverage capital ratio was 13.66%.

         RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require the Bank to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total risk-based capital to risk-weighted assets of at least 8.00%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

         For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

         At September 30, 1997, the Bank's Tier 1 capital to risk-weighted assets ratio was 25.41%. On the same date, the Bank's total risked-based capital percentage was 26.37%.

         The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.


                                                          As of September 30,
                                                          -------------------

                                                                 1997
                                                                 ----


                                                         Actual       Required
                                                         ------       --------
                   Leverage ratio (or tangible           13.66%         4.00%
                   capital requirement) (1):
                   Tier 1 capital to total assets

                   Tier 1 risk-based capital ratio       25.41          4.00
                   (or core capital
                   requirement)(1):
                   Tier 1 risk-based capital to
                   risk weighted assets

                   Total risk-based capital ratio:       26.37          8.00
                   Total risk-based capital risk to
                   risk weighted assets


         Prior to July 2, 1997 Jacksonville Savings and Loan Association was regulated by the Office of Thrift Supervision and was subject to capital requirements as set forth by that regulatory agency. The Association at September 30, 1996 and 1995 exceeded all minimum capital requirements as set forth by the Office of Thrift Supervision at those dates.

         The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at September 30, 1997.


                                                                               Tier 1               Total
                                                       Tier 1                Risk-based           Risk-based
                                                      Capital                 Capital              Capital
                                                      -------                 -------              -------

                                                                       (Dollars in thousands)

         Total stockholders' equity for           $        31,716       $        31,716         $       31,716
         Jacksonville Savings Bank, SSB
         Unrealized loss on securities
                 available-for-sale                            14                    14                     14
         Less nonallowable assets:
                 Deferred Charges                            (52)                  (52)                   (52)
         Plus allowances for loan
                 and lease losses                              --                    --                  1,192
                                                    ---------------       --------------         --------------
          Total regulatory capital                         31,678                31,678                 32,870
          Minimum required capital                          9,279                 4,986                  9,972
                                                    ---------------       --------------         --------------
          Excess regulatory capital               $        22,399       $        26,692         $       22,898
                                                    ===============       ==============         ==============

          Bank's regulatory capital
                  percentage (1)                           13.66%                25.41%                 26.37%

          Minimum regulatory capital
                  required percentage                       4.00%                 4.00%                  8.00%
                                                    ---------------       --------------         --------------

          Bank's regulatory capital
                  percentage in excess of
                  requirement                               9.66%                21.41%                 18.37%
                                                    ===============       ==============         ==============

--------------------


(1) Tier 1 capital is computed as a percentage of total adjusted assets of $232.0 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $124.6 million.


       FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

         The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 1997, the Bank was categorized as well capitalized.

       On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Jacksonville's special assessment amounted to $1.1 million pursuant to the FDIA.

       The FDIA provided for FICO debt sharing by banks and thrifts with proration sharing in the year 2000. Prior to the year 2000, SAIF insured institutions will pay approximately 6.5 basis points for FICO, while BIF insured institutions, such as commercial banks, will pay approximately 1.3 basis points. The FICO provisions of the FDIA also prohibit deposit migration strategies to avoid SAIF premiums. The FDIA also provided for the merger of the BIF and the SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the federal thrift charter.

       Under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans" which are generally loans secured by certain interests in real property, prior to 1996, could be computed using an amount based on the Bank's actual loss experience (the "experience method") or a percentage of taxable income, computed without regard to this deduction, and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

       Effective January 1, 1996, the Bank is unable to make additions under the "percentage" method to its tax bad debt reserve, and is only permitted to deduct bad debts using the experience method and is additionally be required to recapture (i.e. take into taxable income) over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987 (if any). Such recapture requirements can be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. At September 30, 1997, the Bank had fully recaptured post-1987 tax bad debt reserves.

       REGULATORY CAPITAL REQUIREMENTS. The FDIA requires the Federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The Federal banking agencies continue to consider modification of the capital requirements applicable to banking organizations. In August 1995, the Federal banking agencies amended their risk-based capital guidelines to provide that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies also issued a proposed policy statement that describes the process that the agencies will use to measure and assess the exposure of a bank's capital to changes in interest rates. The agencies stated that after they and the banking industry gain sufficient experience with the measurement process, the agencies would issue proposed regulations for establishing explicit charges against capital to account for interest rate risk.

       The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $1.14 million at September 30, 1997. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

       The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 1997, the Bank had $3.5 million of securities available-for-sale with $31,000 of aggregate net unrealized losses thereon.

       SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Under the asset quality and earnings standards, which were adopted by the Federal Banking agencies in October 1996, the Bank would be required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC,
Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

       Finally, each Federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In February 1996, the FDIC adopted final regulations regarding the payment of severance and indemnification to management officials and other affiliates of insured institutions ("institution affiliated parties" or "IAPs"). The limitations on severance or "golden parachute" payments apply to "troubled" institutions which seek to enter into contracts with IAPs. A golden parachute payment is generally considered to be any payment to an IAP which is contingent on the termination of that person's employment and is received when the insured institution is in a troubled condition. The definition of golden parachute payment does not include payment pursuant to qualified retirement plans, non-qualified bona fide deferred compensation plans, nondiscriminatory severance pay plans, other types of common benefit plans, state statutes and death benefits. Certain limited exceptions to the golden parachute payment prohibition are provided for in cases involving the hiring of an outside executive, unassisted changes of control and where the FDIC provides written permission to make such payment. The limitations on indemnification payments apply to all insured institutions, their subsidiaries and affiliated holding companies. Generally, this provision prohibits such entities from indemnifying an IAP for that portion of the costs sustained with regard to a civil or administrative enforcement action commenced by any Federal banking agency which results in a final order or settlement pursuant to which the IAP is assessed a civil monetary penalty, removed from office, prohibited from participating in the affairs of an insured institution or required to cease and desist from taking certain affirmative actions. Nevertheless, institutions or holding companies may purchase commercial insurance to cover such expenses (except for judgments or penalties) and the institutions or holding company may advance legal expenses to the IAP if its board of directors makes certain specific findings and the IAP agrees in writing to reimburse the institution if it is ultimately determined that the IAP violated a law, regulation or other fiduciary duty.

       ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are limited by Federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

       COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. AS OF THE DATE OF ITS MOST RECENT
REGULATORY EXAMINATION, THE BANK WAS RATED "SATISFACTORY" WITH RESPECT TO ITS CRA COMPLIANCE.

       In May 1995, the FDIC and other Federal banking agencies promulgated final revisions to their regulations concerning the CRA. The revised regulations generally are intended to provide clearer guidance to financial institutions on the nature and extent of their obligations under the

CRA and the methods by which the obligations will be assessed and enforced. Among other things, the revised regulations substitute for the current process-based assessment factors a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. In particular, the revised system will evaluate the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) community development. The revised regulations also specify that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. Management of the Bank currently is unable to predict the effects of the regulations under the CRA as recently adopted.

       QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 1997, with 84.8% of its assets invested in qualified thrift investments.

       LEGISLATIVE AND REGULATORY PROPOSALS. Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the OTS, FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on the Bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the FDIC, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities.
The likelihood and
impact of any additional future accounting rule changes and the impact such changes might have on the Bank are impossible to determine.

       FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 1997, the Bank's advances from the FHLB of Dallas amounted to $2.0 million or 1.0% of its total liabilities.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At September 30, 1997, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 1997, dividends paid by the FHLB of Dallas to the Bank totaled $105,000.

       FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1997, the Bank was in compliance with such requirements.

       The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce a bank's earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank's operations.

       TEXAS SAVINGS BANK LAW. To qualify as a Texas Savings Bank, Jacksonville must qualify under and continue to meet the asset test of Section 7701(a)(19), Internal Revenue Code of 1986, relating to domestic savings and loan associations. A Texas savings bank may make a loan or investment or engage in an activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank, or national bank if the financial institution's principal office is located in this state. A savings bank may make commercial loans up to 50% of the savings bank's total assets. A savings bank must maintain in its portfolio not less than 15 percent of the savings bank's deposits from its local service area in: (1) first and second lien residential mortgage loans or foreclosed residential mortgage loans originated in the savings bank's local service area; (2) home improvement loans; (3) interim residential construction loans; (4) mortgage-backed securities secured by loans in the savings bank's local service area; and (5) loans for community reinvestment. The loans to one borrower rules for Texas savings bank may not be less restrictive than those applicable to savings associations under the Federal Home Owners Loan Act ("HOLA"). Under the HOLA, unless more stringent conditions are imposed by the Director of the OTS, savings associations are subject to the lending limits applicable to national banks, which include a limitation on loans to any one borrower of 15% of capital. Notwithstanding that limitation, savings associations generally may make loans to one borrower not to exceed $500,000, to develop domestic residential housing units, not to exceed the lesser of $30,000,000 or 30 percent of the savings association's unimpaired capital and unimpaired surplus. For loans to finance the sale of real property acquired in satisfaction of debts previously contracted, loans to any one borrower may not exceed 50 percent of unimpaired capital and surplus.
A Texas savings bank or subsidiary may not invest in an equity security unless the security qualifies as an investment grade security under rules adopted by the Texas Commissioner and Finance Commission or the security is an eligible investment for a federal savings and loan association. Investments in subsidiaries are generally limited to 10 percent of the savings bank's total assets. Unless approved in advance by the Commissioner, a Texas savings bank must maintain an amount equal to at least 10 percent of its average daily deposits for the most recently completed calendar quarter in liquid investments specified by statute, including cash, reserve balances, and readily marketable investments.

ITEM 2.              PROPERTIES.

At September 30, 1997, Jacksonville conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and five full-service branches in Cherokee County and surrounding counties.

       Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 1997.

 DESCRIPTION/                                 LEASED/          NET BOOK VALUE
 ADDRESS                                       OWNED            OF PROPERTY              DEPOSITS
 ---------------------------------          -----------       ----------------     ------------------

                                                               (In Thousands)
 Main Office                                   Owned                  $486                 $75,051
 Commerce and Neches Streets
 Jacksonville, Texas

 Branch Office                                 Owned                   718                  54,857
 1015 North Church Street
 Palestine, Texas

 Branch Office                                 Owned                    70                  13,249
 107 East Fourth Street
 Rusk, Texas

 Branch Office                                 Owned                   437                  14,649
 1412 Judson Road
 Longview, Texas

 Branch Office                                 Owned                   466                  20,113
 617 South Palestine Street
 Athens, Texas

 Branch Office                                 Owned                 1,212                  14,114
 5620 Old Bullard Road
 Tyler, Texas


--------------------

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

PART II.


ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.

       The information required herein is incorporated by reference from page 42 of the Company's 1997 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.              SELECTED FINANCIAL DATA.

       The information required herein is incorporated by reference from pages 5 and 6 of the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required herein is incorporated by reference from pages 7 to 11 of the Company's 1997 Annual Report.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       The information required herein is incorporated by reference from pages 7 and 8 of the Company's 1997 Annual Report.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required herein is incorporated by reference from pages F-1 to F-23 of Company's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required herein is incorporated by reference from pages 5 to 10 of the Company's definitive proxy statement, dated January 6, 1998, ("Proxy Statement").

ITEM 11.      EXECUTIVE COMPENSATION.

       The information required herein is incorporated by reference from pages 10 to 15 of the Company's Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required herein is incorporated by reference from pages 3 and 4 of the Company's Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required herein is incorporated by reference from page 16 of the Company's Proxy Statement.

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    Documents filed as part of this Report

              (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

              Independent Auditor's Report

              Consolidated Statements of Financial Condition at September 30, 1997 and 1996

              Consolidated Statements of Earnings for the Years Ended September 30, 1997, 1996 and 1995

              Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996, and 1995

              Notes to Consolidated Financial Statements

              (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

       (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                   No.                                 Exhibits
              ------------       ----------------------------------------
                   3.1           Articles of Incorporation*
                   3.2           Bylaws*
                   4.1           Specimen Common Stock Certificate*
                 10.1(a)         1994 Stock Incentive Plan**(1)
                 10.1(b)         1994 Directors' Stock Option Plan**(1)
                 10.1(c)         1994 Management Recognition Plan***(1)
                 10.1(d)         1996 Management Recognition Plan***(1)
                 10.1(e)         1996 Stock Option Plan**(1)
                 10.1(f)         Employee Stock Ownership Plan*(1)
                 10.1(g)         Acquisition Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville IHC, Inc., and
                                 Jacksonville Savings and Loan Association
                  10.2           1996 Management Recognition Plan*(1)
                  10.6           Employment Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville Savings and Loan
                                 Association and Jerry M. Chancellor (representative
                                 of a similar agreement entered into with Bill W.
                                 Taylor)*(1)
                   13            1997 Annual Report to Stockholders specified
                                 portion (p. 1 to 15) of the Registrant's Annual
                                 Report to Stockholders for the year ended September
                                 30, 1997
                   23            Consent of Independent Auditors
                   27            Financial Data Schedule

       *Incorporated herein by reference to the Registrant's Registration Statement No. 33-81015 on Form S-1.

       **Incorporated herein by reference to the Registrant's Registration Statement No. 333-18031 on Form S-8.

       ***Incorporated herein by reference to the Registrant's Form 10-K filed as of December 30, 1996.

       (b)    Reports on Form 8-K during the quarter ended September 30, 1997:





--------------------

(1) Management contract or compensatory plan or arrangement.

              1. On September 11, 1997, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

              2. On August 7, 1997, the Company filed a current report on Form 8-K reporting earnings in the quarter ended June 30, 1997.

              3. On July 3, 1997, the Company filed a current report on Form 8-K reporting the consummation of its conversion to a Texas chartered savings bank.

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

                                        JACKSONVILLE BANCORP, INC.



December 22, 1997                             By:/s/ Jerry M. Chancellor
                                                 -------------------------------
                                              Jerry M. Chancellor
                                              Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jerry M. Chancellor                                        December 22, 1997
---------------------------------------------------
Jerry M. Chancellor, Director and Chief Executive
  Officer (Principal Executive Officer)



/s/ W. G. Brown                                                December 22, 1997
---------------------------------------------------
W. G. Brown, Chairman



/s/ Charles Broadway                                           December 22, 1997
---------------------------------------------------
Charles Broadway, Director



/s/ Ray W. Beall                                               December 22, 1997
---------------------------------------------------
Ray W. Beall, Director

/s/ Dr. Joe Tollet                                             December 22, 1997
---------------------------------------------------
Dr. Joe Tollet, Director



/s/ Bill W. Taylor                                             December 22, 1997
---------------------------------------------------
Bill W. Taylor, Director and
  Executive Vice President (Principal Financial
  and Accounting Officer)


/s/ Robert Brown                                               December 22, 1997
---------------------------------------------------
Robert Brown, Director