Form 10-Q
period 1997-12-31
JACKSONVILLE BANCORP INC
filed 1998-02-13
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1997
                              --------------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number
                      -----------------------

                             Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                     ----------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
------------------------------                      ----------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of February 1997, the latest practicable date, 2,674,668 shares of the registrant's common stock, $.01 par value, were issued and 2,443,568 shares were outstanding.

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.            Financial Information
--------------------------------------------------------------------------------
            Page
            ----

Item 1.            Financial Statements

                   Consolidated Statements of Financial Condition
                   as of September 30, 1997 (Audited) and December 31,
                   1997 (Unaudited)                                            3

                   Consolidated Statements of Earnings for the
                   Three Months Ended December 31, 1997
                   and 1996 (Unaudited)                                        4

                   Consolidated Statements of Cash Flows for
                   the Three Months Ended December 31, 1997 and
                   1996 (Unaudited)                                            5

                   Consolidated Statements of Changes in
                   Stockholders' Equity for the Three Months Ended
                   December 31, 1997 (Unaudited)                               6

                   Notes to Consolidated Financial Statements                  7

Item 2.            Management's Discussion and Analysis of                     8
                   Financial Condition and Results of Operations for the Three Months Ended December 31, 1997

PART II.           Other Information
--------------------------------------------------------------------------------
                                      Page
                                      ----

Item 1.            Legal Proceedings
Item 2.            Changes in Securities
Item 3.            Defaults upon Senior Securities
Item 4.            Submission of Matters to a Vote of Security Holders
Item 5.            Other Information
Item 6.            Exhibits and Reports on Form 8-K
Signatures

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                       December 31,  September 30,
                                                      -------------  -------------
                                                           1997          1997
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,457  $       1,336
  Interest-bearing deposits                                   2,730          2,778
  Investment securities:
    Held-to-maturity, at cost                                21,960         22,462
    Available-for-sale, at estimated market value             3,494          3,469
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 8,964          9,825
    Available-for-sale, at estimated market value            13,235         11,392
  Loans receivable, net                                     175,018        174,044
  Accrued interest receivable                                 1,965          1,952
  Foreclosed real estate, net                                   547            526
  Premises and equipment, net                                 3,511          3,389
  Stock in Federal Home Loan Bank of Dallas, at cost          1,872          1,844
  Mortgage servicing rights                                     452            438
  Federal income taxes receivable                                 -            325
  Prepaid expenses and other assets                             200            164
                                                      -------------  -------------
        Total assets                                  $     235,405  $     233,944
                                                      =============  =============

LIABILITIES
  Deposits                                            $     196,033  $     192,033
  FHLB Advances                                               2,000          2,000
  Other borrowings                                               65              -
  Advances from borrowers for taxes and insurance             1,365          3,923
  Federal income tax payable                                    119              -
  Accrued expenses and other liabilities                      1,185          1,982
                                                      -------------  -------------
        Total liabilities                                   200,767        199,938

DEFERRED INCOME
  Gain on sale of real estate owned                             201            218

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,674,568 shares issued                   27             27
  Additional paid-in capital                                 22,512         22,471
  Retained earnings, substantially restricted                17,283         16,788
  Less:
    Treasury shares, at cost (231,100 shares)                (3,424)        (3,424)
    Shares acquired by Employee Stock Ownership Plan         (1,340)        (1,378)
    Shares acquired by Management Recognition Plan             (641)          (682)
    Net of unrealized loss on decline in market value
      of securities available for sale                           20            (14)
                                                      -------------  -------------

        Total stockholders' equity                           34,437         33,788
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     235,405  $     233,944
                                                      =============  =============

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
INTEREST INCOME
  Loans receivable                                       $    3,738  $    3,305
  Mortgage-backed securities                                    346         236
  Investment securities                                         381         460
  Other                                                          59          91
                                                         ----------  ----------
    Total interest income                                     4,524       4,092

INTEREST EXPENSE
  Other                                                          30          31
  Deposits                                                    2,376       2,125
                                                         ----------  ----------
      Total interest expense                                  2,406       2,156
                                                         ----------  ----------
      Net interest income                                     2,118       1,936
PROVISION FOR LOSSES ON LOANS                                     -           5
                                                         ----------  ----------

  Net interest income after
    provision for losses on loans                             2,118       1,931

NONINTEREST INCOME
  Fees and deposit service charges                              332         286
  Real estate operations, net                                    24          49
  Other                                                          31          18
                                                         ----------  ----------
      Total noninterest income                                  387         353

NONINTEREST EXPENSE
  Compensation and benefits                                     860         775
  Occupancy and equipment                                       136         129
  Insurance expense                                              43         120
  Other                                                         287         296
                                                         ----------  ----------
      Total noninterest expense                               1,326       1,320

INCOME BEFORE TAXES ON INCOME                                 1,179         964

TAXES ON INCOME                                                 396         312
                                                         ----------  ----------

  Net earnings                                           $      783  $      652
                                                         ==========  ==========

EARNINGS PER SHARE
  Basic                                                  $      .34  $      .26
                                                         ==========  ==========

  Diluted                                                $      .32  $      .26
                                                         ==========  ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $      783     $      652
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                    52             53
      Amortization/Accretion of securities                             4              9
      Provision for losses on loans and real estate                    -              5
      Loans originated for sale                                   (8,514)        (4,346)
      Loans sold                                                   8,514          4,346
      Gain on sale of other real estate                              (32)           (63)
      Accrual of MRP awards                                           41             52
      Release of ESOP shares                                          79             59
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable           (13)            78
        (Increase) decrease in prepaid expenses and
          other assets                                               (36)           140
        Increase in mortgage servicing rights                        (14)           (45)
        Decrease in FIT receivable                                   444            398
        Decrease in accrued expenses and other liabilities          (797)        (1,291)
        Decrease in deferred income                                  (17)           (53)
                                                              ----------     ----------
          Net cash provided by (used in) operating
            activities                                               494             (6)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                               (1,500)             -
  Proceeds on maturity of investment securities                    2,007          5,477
  Net principal payments (origination) on loans                     (964)          (320)
  Proceeds from sale of foreclosed real estate                         1              9
  Purchase of mortgage-backed securities                          (2,171)        (4,983)
  Principal paydowns on mortgage-back securities                   1,189            642
  Capital expenditures                                              (174)          (157)
  Purchase of stock in FHLB                                          (28)           (26)
                                                              ----------     ----------
          Net cash (used in) provided by investing
            activities                                            (1,640)           642

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                         4,000          2,029
  Net decrease in advances for taxes and insurance                (2,558)        (2,551)
  Purchase of treasury stock                                           -           (375)
  Dividends paid                                                    (288)          (310)
  Advances from FHLB                                                   -          3,000
  Proceeds from other borrowings                                      65              -
  Purchase of MRP shares                                               -           (836)
                                                              ----------     ----------
  Net cash provided by financing activities                        1,219            957
                                                              ----------     ----------
          Net increase in cash and cash equivalents                   73          1,593
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,114          5,193
                                                              ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    4,187     $    6,786
                                                              ==========     ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                    -------------
BALANCE AT SEPTEMBER 30, 1997                                        $   33,788

  Net change in unrealized gain on securities                                34
  Accrual of MRP awards                                                      41
  Accrual of ESOP compensation                                               79
  Cash dividends                                                           (288)
  Net earnings                                                              783
                                                                     ----------

BALANCE AT DECEMBER 31, 1997                                         $   34,437
                                                                     ==========










See accompanying notes to consolidated financial statements.

                           JACKSONVILLE BANCORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the three month periods ended December 31, 1997 and 1996 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                     For the Quarter Ended December 31, 1997
                     ---------------------------------------
                                                             Per-share
                               Income        Shares            Amount
                               ------        ------            ------
  Basic EPS
   Income available to
    common stockholders         $783        2,305,271          $  .34
                                                               ======
  Effect of dilutive
   stock options                   -          106,155
                                ----        ---------
  Diluted EPS
   Income available to
    common stockholders         $783        2,411,426          $  .32
                                ====        =========          ======

NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format. The most significant change involves the method of computing and reporting earnings per share, as described in Note 2.

                           Jacksonville Bancorp, Inc.
                       Management Discussion and Analysis
                 of Financial Condition and Results of Operation

Discussion of Changes in Financial Condition from September 30, 1997 to December 31, 1997.

         At December 31, 1997, assets of Jacksonville totaled $235.4 million compared to $233.9 million at September 30, 1997. The increase in assets was funded through growth in the deposit portfolio of $4 million.

         Interest-bearing deposits decreased sightly from $2.8 million at September 30, 1997 to $2.7 million at December 31, 1997. The investment securities portfolio declined during the quarter from a total of $25.9 million at September 30, 1997 to $25.5 million at December 31, 1997. The $477,000 decrease was the result of the maturity of investment securities in the portfolio. Mortgage-backed securities increased from $21.2 million at September 30, 1997 to $22.2 million at December 31, 1997, as a result of purchasing an adjustable mortgage-backed security during the period. Loans receivable, net increased $974,000 from $174.0 million at September 30, 1997 to $175.0 million at December 31, 1997. Premises and equipment, net increased from $3.4 million at September 30, 1997 to $3.5 million at December 31, 1997 primarily as a result of leasehold improvements and furniture in the new in-store branch in Longview. Federal income taxes receivable decreased by $325,000 from September 30, 1997 to December 31, 1997 as a result of the timing of payments and accruals made during the quarter. Prepaid expenses and other assets increased from $164,000 at September 30, 1997 to $200,000 at December 31, 1997. This increase was primarily the result of an increase in accounts receivable from drafts in transit for collection.

         At December 31, 1997, the liabilities of Jacksonville totaled $200.8 million as compared to $199.9 million at September 30, 1997. Deposits grew $4 million for the quarter from $192.0 million to $196.0 million principally as a result of interest credited to accounts during the quarter and growth in savings deposits. FHLB advances remained at $2.0 million for the quarter. Advances from borrowers for taxes and insurance decreased by $2.5 million from $3.9 million at September 30, 1997 to $1.4 million at December 31, 1997 as a result of the payment from customer escrow accounts of all amounts due to taxing agencies during the quarter.

         At December 31, 1997, stockholders' equity totaled $34.4 million compared to $33.8 million at September 30, 1997. This $649,000 increase was primarily the result of an increase of $495,000 in retained earnings as a result of the net income for the quarter after dividends; an increase in additional paid in capital of $41,000; a reduction in ESOP and MRP Plans of $79,000 and an increase of $34,000 in unrealized gain/loss on securities, available for sale.

         At December 31, 1997, Jacksonville's Tier 1 leveraged, Tier 1 risk based and total risk based capital were all substantially in excess of required minimums.

Comparison of Operating Results for the three month period ended December 31, 1997 to the three month period ended December 31,1996.

         Jacksonville reported net income of $783,000 for the three months ended December 31, 1997 compared to $652,000 for the three months ended December 31, 1996. The increase in net income of $131,000 was due to an increase in net interest income of $182,000; an increase of $34,000 in noninterest income; a decrease in provision for loan losses on loans of $5,000, partially offset by an increase in noninterest expenses of $6,000, and an increase in Federal Income Tax of $84,000.

Net Interest Income

         Total interest income increased by $432,000 during the three months ended December 31, 1997 compared to the same period in the prior year. Interest income from loans receivable increased $433,000 due primarily to an increase in the average balance of loans in the comparative periods . Interest on mortgage-backed securities increased $110,000 from $236,000 for the quarter ended December 31, 1996 to $346,000 for the quarter ended December 31, 1997. Interest on investment securities decreased $79,000 from $460,000 for the quarter ended December 31, 1996 to $381,000 at December 31, 1997 as the average balance of the portfolio during the comparable quarters decreased as Jacksonville shifted funds from investment securities to mortgage-backed certificates and loan fundings. Other interest income decreased from $91,000 for the three month period ended December 31, 1996 to $59,000 for the comparable period ended December 31, 1997.

         Total interest expense increased by $250,000 during the three months ended December 31, 1997 compared to the same period in 1996, primarily due to increases in deposit volume.

Provision for Losses on Loans

         Jacksonville recorded no provision for the quarter ended December 31, 1997 as compared to a $5,000 provision during the same period in the prior year. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

Noninterest Income

         Total noninterest income increased from $353,000 during the three months ended December 31, 1996 to $387,000 for the same period in 1997. The $34,000 increase was the result of a $46,000 increase in fees and deposit service charges; an increase of $13,000 in other noninterest income, offset by a reduction in real estate operations, net of $25,000.

Noninterest Expense

         Total noninterest expense increased by $6,000 during the three months ended December 31, 1997 compared to the three months ended December 31, 1996. Compared to the 1996 quarter, compensation and benefits increased by $85,000 and occupancy and equipment increased by $7,000. These increases were principally the result of the addition of personnel to staff a consumer loan department in Tyler, Texas and to staff the new in-store branch in Longview, Texas. The cost of accruing the management recognition plan awards and employee stock ownership plan allocations also contributed to the increase in the compensation and benefits expense during the quarter. Insurance expense and other noninterest expense decreased by $77,000 and $9,000, respectively, for the quarter ended December 31, 1997 as compared to the 1996 quarter. The $77,000 decrease in insurance expense was primarily the results of lower deposit insurance premiums.

Income Tax Expense

         For the three months ended December 31, 1996 and December 31, 1997, the provisions for income tax amounted to $312,000 and $396,000, respectively. The higher provisions for income tax during the quarter ended December 31, 1997 was due to the higher taxes resulting from increased earnings during the quarter.

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

                  Not Applicable

ITEM 5.   OTHER INFORMATION

                  Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  8K dated October 15, 1997 - Approval for first in-store branch 8K dated December 3, 1997 - Opening of in-store branch
                  8K dated December 9, 1997 - Announces Earnings
                  8K dated December 10, 1997 - Declaration of Dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JACKSONVILLE BANCORP, INC.

DATE:       2-9-98                    By:  /s/ JERRY CHANCELLOR
     --------------------------            -----------------------------
                                           Jerry Chancellor, President

DATE:       2-9-98                    By:  /s/ BILL W. TAYLOR
     --------------------------            -----------------------------
                                           Bill W. Taylor
                                           Exec. Vice President
                                           Chief Financial Officer