Form 10-Q
period 1998-03-31
JACKSONVILLE BANCORP INC
filed 1998-05-14
CIK 1005507

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               -----------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number  0-28070
                       -------------------------

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

Yes  X                                     No
    ---                                       ---
As of May 11, 1998, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,444,872 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.                   Financial Information                                             Page
------------------------------------------------------------------------------              ----
Item 1.                   Financial Statements

                          Consolidated Statements of Financial Condition
                          as of September 30, 1997 (Audited) and March 31,
                          1998 (Unaudited)                                                    3

                          Consolidated Statements of Earnings for the
                          Six and Three Months Ended March 31, 1998
                          and 1997 (Unaudited)                                                4

                          Consolidated Statements of Cash Flows for
                          the Six and Three Months Ended March 31, 1998
                          and 1997 (Unaudited)                                                5

                          Consolidated Statements of Changes in
                          Stockholders' Equity for the Six Months Ended
                          March 31, 1998 (Unaudited)                                          6

                          Notes to Consolidated Financial Statements                          7

Item 2.                   Management's Discussion and Analysis of                             8
                          Financial Condition and Results of Operations
                          for the Six and Three Months Ended March 31, 1998

PART II.                  Other Information                                                 Page
------------------------------------------------------------------------------              ----


Item 1.                   Legal Proceedings                                                   16
Item 2.                   Changes in Securities                                               16
Item 3.                   Defaults upon Senior Securities                                     16
Item 4.                   Submission of Matters to a Vote of Security Holders                 16
Item 5.                   Other Information                                                   16
Item 6.                   Exhibits and Reports on Form 8-K                                    16
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                        March 31,    September 30,
                                                      -------------  -------------
                                                           1998          1997
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,020  $       1,336
  Interest-bearing deposits                                   4,705          2,778
  Investment securities:
    Held-to-maturity, at cost                                19,984         22,462
    Available-for-sale, at estimated market value             2,490          3,469
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 8,529          9,825
    Available-for-sale, at estimated market value            12,047         11,392
  Loans receivable, net                                     179,112        174,044
  Accrued interest receivable                                 1,992          1,952
  Foreclosed real estate, net                                   647            526
  Premises and equipment, net                                 3,504          3,389
  Stock in Federal Home Loan Bank of Dallas, at cost          1,901          1,844
  Mortgage servicing rights                                     481            438
  Deferred federal income taxes                                 258            325
  Prepaid expenses and other assets                             432            164
                                                      -------------  -------------
        Total assets                                  $     237,102  $     233,944
                                                      =============  =============

LIABILITIES
  Deposits                                            $     196,586  $     192,033
  FHLB Advances                                               2,000          2,000
  Other borrowings                                               59              -
  Advances from borrowers for taxes and insurance             2,002          3,923
  Accrued expenses and other liabilities                      1,366          1,982
                                                      -------------  -------------
        Total liabilities                                   202,013        199,938

DEFERRED INCOME
  Gain on sale of real estate owned                             170            218

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,674,968 shares issued                   27             27
  Additional paid-in capital                                 22,561         22,471
  Retained earnings, substantially restricted                17,647         16,788
  Less:
    Treasury shares, at cost (231,100 shares)                (3,424)        (3,424)
    Shares acquired by Employee Stock Ownership Plan         (1,301)        (1,378)
    Shares acquired by Management Recognition Plan             (599)          (682)
    Net of unrealized gain (loss) on decline in
      market value of securities available-for-sale               8            (14)
                                                      -------------  -------------
        Total stockholders' equity                           34,919         33,788
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     237,102  $     233,944
                                                      =============  =============



                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                       Six Months Ended         Three Months Ended
                                           March 31,                 March 31,
                                      -------------------       -------------------
                                        1998       1997           1998       1997
                                      --------   --------       --------   --------
INTEREST INCOME
  Loans receivable                    $  7,476   $  6,699       $  3,738   $  3,394
  Mortgage-backed securities               679        513            333        277
  Investment securities                    763        863            382        403
  Other                                    120        152             61         61
                                      --------   --------       --------   --------
    Total interest income                9,038      8,227          4,514      4,135

INTEREST EXPENSE
  Other                                     60         89             30         58
  Deposits                               4,733      4,236          2,357      2,111
                                      --------   --------       --------   --------
      Total interest expense             4,793      4,325          2,387      2,169
                                      --------   --------       --------   --------
      Net interest income                4,245      3,902          2,127      1,966

PROVISION FOR LOSSES ON LOANS                5          5              5          -
                                      --------   --------       --------   --------

  Net interest income after
    provision for losses on loans        4,240      3,897          2,122      1,966

NONINTEREST INCOME
  Fees and deposit service charges         636        525            304        239
  Real estate operations, net               71         96             47         47
  Other                                     65         47             34         29
                                      --------   --------       --------   --------
      Total noninterest income             772        668            385        315

NONINTEREST EXPENSE
  Compensation and benefits              1,812      1,584            952        809
  Occupancy and equipment                  291        258            155        129
  Insurance expense                         85        137             42         17
  Other                                    638        569            351        273
                                      --------   --------       --------   --------
      Total noninterest expense          2,826      2,548          1,500      1,228

INCOME BEFORE TAXES ON INCOME            2,186      2,017          1,007      1,053

TAXES ON INCOME                            732        679            336        367
                                      --------   --------       --------   --------

  Net earnings                        $  1,454   $  1,338       $    671   $    686
                                      ========   ========       ========   ========

EARNINGS PER SHARE
  Basic                               $    .63   $    .54       $    .29   $    .28
                                      ========   ========       ========   ========

  Diluted                             $    .60   $    .53       $    .28   $    .27
                                      ========   ========       ========   ========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                               1998         1997
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    1,454   $    1,338
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                   117          106
     Amortization/Accretion of securities                            7           14
     Provision for losses on loans and real estate                   5            5
     Loans originated for sale                                 (14,044)      (7,744)
     Loans sold                                                 14,044        7,744
     Gain on sale of other real estate                            (124)        (114)
     Gain on loans sold                                            (43)         (67)
     Accrual of MRP awards                                          83           94
     ESOP compensation accrued                                     165          120
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable          (40)         124
       (Increase) decrease in prepaid expenses and
         other assets                                             (268)         117
       Increase in Federal income taxes receivable                  67          433
       Decrease in accrued expenses and other liabilities         (616)        (924)
       Decrease in deferred income                                 (48)         (83)
                                                            ----------   ----------
         Net cash provided by operating activities                 759        1,163

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                  7,969        7,953
  Purchase of investment securities                             (4,497)        (498)
  Net principal payments (origination) on loans                 (5,074)      (3,842)
  Proceeds from sale of foreclosed real estate                       4          165
  Purchase of mortgage-backed securities                        (2,171)      (4,983)
  Principal paydowns on mortgage-backed securities               2,813          934
  Capital expenditures                                            (233)        (276)
  Purchase of stock in FHLB Dallas                                 (56)         (52)
                                                            ----------   ----------
         Net cash used in investing activities                  (1,245)        (599)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       4,553        4,479
  Net decrease in advances for taxes and insurance              (1,922)      (1,675)
  Proceeds from Note payable                                        59            -
  Dividends paid                                                  (595)        (609)
  Advances from FHLB                                                 -        3,000
  Payment of FHLB advances                                           -       (3,000)
  Proceeds from stock options exercised                              -           73
  Purchase of MRP shares                                             -         (836)
  Purchase of Treasury stock                                         -       (1,471)
  Proceeds from exercise of stock options                            2            -
                                                            ----------   ----------
         Net cash provided by (used in) financing
           activities                                            2,097          (39)
                                                            ----------   ----------
         Net increase in cash and cash equivalents               1,611          525
                                                            ----------   ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,114        5,193
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    5,725   $    5,718
                                                            ==========   ==========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                     ----------
BALANCE AT SEPTEMBER 30, 1997                                        $   33,788

  Net change in unrealized gain on securities                                22
  Accrual of MRP awards                                                      83
  Accrual of ESOP compensation                                              165
  Stock options exercised                                                     2
  Cash dividends                                                           (595)
  Net earnings                                                            1,454
                                                                     ----------

BALANCE AT MARCH 31, 1998                                            $   34,919
                                                                     ==========





See accompanying notes to consolidated financial statements.

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the six and three month periods ended March 31, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                                Six Months Ended         Three Months Ended
                                    March 31,                 March 31,
                               1998         1997         1998         1997
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       2,305,320    2,460,404    2,311,158    2,428,010

  Effect of dilutive
   stock options              111,811       63,750      117,082       70,192
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,417,131    2,524,154    2,428,240    2,498,202
                            =========    =========    =========    =========

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

                           JACKSONVILLE BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1997 to March 31, 1998.

        At March 31, 1998, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $237.1 million, which represented an increase of $3.2 million from the $233.9 million held on September 30, 1997. The increase in assets was primarily due to a $5.1 million increase in loans receivable, net and a $1.9 million increase in interest-bearing deposits, offset by a $2.5 million decrease in held-to-maturity investments securities.

        Investments in interest-bearing deposits increased by $1.9 million to $4.7 million primarily in the form of deposits at the Federal Home Loan Bank of Dallas ("FHLB") where daily closing balances are paid overnight rates.

        Investment securities, held-to-maturity and available-for-sale, decreased by $2.5 million and $979,000, to $20.0 million and $2.5 million, respectively, at March 31, 1998. This decrease was primarily due to calls and maturities of investment securities with the proceeds used for funding of loans, purchasing mortgage-backed securities and meeting cash flow needs.

        Mortgage-backed certificates, held-to-maturity, decreased by $1.3 million from September 30, 1997, to March 31, 1998, due primarily to escalated principal reductions from refinancings in a lower interest rate environment. Mortgage-backed certificates, available-for-sale, increased by $655,000 as a net result of new purchases offset by principal reductions.

        Loans receivable, net increased during the period by $5.1 million to $179.1 million at March 31, 1998. This increase was primarily due to the decision to continue to hold in portfolio a portion of Jacksonville Savings Bank's ("Bank") originated 15 year fixed rate loans rather than sell them on the secondary market. In addition, the Company experienced an increase in small commercial real estate loans and consumer loans which were placed in its portfolio.

        Foreclosed real estate, net increased slightly from $526,000 at September 30, 1997, to $647,000 at March 31, 1998. This increase was primarily due to the foreclosure of properties, less sales of real estate owned during the period.

        Premises and equipment, net increased by $115,000 from $3.4 million at September 30, 1997, to $3.5 million at March 31, 1998, primarily as a result of leasehold improvements and furniture in the new in-store branch in Longview, Texas which opened mid-December, 1997.

        Mortgage servicing rights increased from $438,000 to $481,000 during the six month period ended March 31, 1998, due to the Company continuing to sell most of its 30 year product to the Federal Home Loan Mortgage Corporation and retaining servicing on these loans. During the six month period the Company sold $14.0 million in loans to the secondary market.

        Deferred Federal Income Taxes decreased by $67,000 to $258,000 from September 30, 1997, to March 31, 1998, as a result of accruals made during the period.

        Prepaid expenses and other assets increased from $164,000 at September 30, 1997, to $432,000 at March 31, 1998. This increase was primarily the result of an increase in accounts receivable from drafts in-transit for collection.

        At March 31, 1998, the liabilities of the Bank totaled $202.0 million as compared to $199.9 million at September 30, 1997. Deposits grew $4.6 million for the six month period from $192.0 million to $196.6 million at March 31, 1998, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances remained at $2.0 million at March 31, 1998, the same amount that was due the Bank on September 30, 1997.

        Advances from borrowers for taxes and insurance decreased $1.9 million from $3.9 million at September 30, 1997, to $2.0 million at March 31, 1998, as a result of the payment from customer escrow accounts all amounts due to taxing agencies for the year 1997 and the refunding of any excess escrow to loan customers in accordance with regulations.

        Accrued expenses and other liabilities decreased from $2.0 million at September 30, 1997, to $1.4 million at March 31, 1998. This $616,000 decrease was primarily due to a decrease in federal income taxes payable.

        Deferred Income, gain on sale of real estate owned, increased from $21,000 at September 30, 1997, to $170,000 at March 31, 1998. This increase was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

        Stockholder's equity increased during the period by $1.1 million from $33.8 million at September 30, 1997, to $34.9 million at March 31, 1998. Paid-in capital increased by $90,000 during the period as the result of the exercise of 300 option shares at an exercised price of $7.05 per share, and the recognition of the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period. Retained earnings increased by $859,000 primarily as a result of net income for the period after dividends. Treasury shares remained at $3.4 million representing the cost of 231,100 shares repurchased in prior periods. Shares acquired by the Employee Stock Ownership Plan decreased by $77,000 due to the release of ESOP shares during the period. Shares acquired by the Management Recognition Plan decreased by $83,000 from $682,000 at September 30, 1997, to $599,000 at March 31, 1998, due primarily to accrual of Management Recognition Plan awards.

        Net unrealized gain/loss on securities, available for sale, changed from a loss of $14,000 at September 30, 1997, to an $8,000 gain at March 31, 1998. This gain was based on "marked-to-market" values of the portfolio at March 31, 1998, in accordance with FASB 115.

Comparison of Operating Results for the three and six months ended March 31, 1998 and 1997.

        Net Income for the three months ended March 31, 1998, totaled $671,000 compared to $686,000 for the three months ended March 31, 1997. The decrease of $15,000 was primarily due to increases of $218,000 and $272,000 in total interest expense and non-interest expense respectively offset by increases in total interest income and non-interest income of $379,000 and $70,000, respectively. Provision for losses on loans for March 31, 1998 was $5,000 compared to no provision for the comparable period in 1997. Federal Income Taxes were lower by $31,000 at March 31, 1998, and amounted to $336,000.

        Net income for the six months ended March 31, 1998, was $1.5 million compared to $1.3 million for the same period in 1997. The increase of $116,000 was primarily due to an increase in net interest income after provisions for loan losses of $343,000, and an increase of $104,000 in total non-interest income, offset by an increase of $278,000 in total non-interest expense, and an increase in Federal Income Taxes of $53,000.

Net Interest Income

        The Company's net interest income before provisions for loan losses was $2.1 million for the three months ended March 31, 1998. This amount represents an increase of $161,000 from the $2.0 million of net interest income before provisions for loan losses for the three month period ended March 31, 1997.
For the six months ended March 31, 1998, net interest income before provisions for loan losses increased by $343,000 to $4.3 million from the comparable period ended March 31, 1997. The increase for the three months and six months ended March 31, 1998, was primarily due to an increase in interest income from larger loans receivable and mortgage-backed securities portfolios. During the same periods, interest expense increased by $218,000 and $468,000, respectively.

Provisions for Losses on Loans

        The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $5,000 for the quarter ended March 31, 1998, while no provisions were made during the
comparable period in 1997.   For the six month period ended March 31, 1998, the
provision was $5,000 and was the same for the six months ended March 31, 1997.

Non-Interest Income

        Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $70,000 for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997, amounting to $385,000 and $315,000 for the respective periods. This increase was primarily due to increases in origination income, service income from checking, and mortgage servicing income.

        For the six months ended March 31, 1998, non-interest income increased by $104,000 from $668,000 to $772,000 primarily due to an increase in fees and deposit service charges of $111,000, offset by a decrease in real estate operations, net of $25,000.

Non-Interest Expense

        For the three months ended March 31, 1998, non-interest expense increased by $272,000 when compared with the comparable period ended March 31, 1997. The increase was primarily due to an increase in compensation and benefits of $143,000 as a result of merit raises effective January 1, 1998, and the cost of additional personnel which included the staffing of the new Longview, Texas in-store branch in the Wal-Mart Supercenter; and an increase in the other non-interest expenses of $78,000 with the majority of the increase primarily in professional services; and loan origination expenses.

        Non-interest expenses increased by $278,000 for the six month period ended March 31, 1998, to $2.8 million. This increase was primarily due to an increase in compensation and benefits of $228,000; and an increase of $69,000 in other non-interest expenses, partially offset by a decrease in insurance expense of $52,000.

Taxes

        The provision for income tax amounted to $336,000 and $732,000 for the three and six months ended March 31, 1998, respectively, compared to $367,000 and $679,000 during the three and six months ended March 31, 1997, respectively, based on earnings for the periods.

Liquidity

        The State of Texas regulations require the Company's subsidiary, the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 1998 the Bank's liquidity was $51.4 million with a liquidity ratio of 25.75%

Regulatory Capital Requirements

        The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31, 1998, the Bank's Tier 1 leveraged capital and Tier 1 risk-based capital totaled $32.9 million or 14.04% of adjusted total assets and 25.79% of risk-weighted assets, respectively. These capital levels exceeded the minimum requirements at that date by approximately $23.5 million and $27.8 million, respectively. The Bank's total risk-based capital was $34 million at March 31, 1998 or 26.89% of risk-weighted assets which exceeded the current requirement of 8% of risk-weighted assets by approximately $23.9 million.

Year 2000 Statement

        The Bank has prepared a Year 2000 Project Plan to address the century change and its effects on the institution. It's "Year 2000 Compliance Project" includes five phases; Awareness, Assessment, Modification, Testing and Implementation. The Bank has completed the Awareness and the Assessment phases and is currently working on the Modification phase.

        The Bank utilizes its own main-frame and network computer system, with most software programs written by staff programmers. The Company also uses some purchased software programs for a variety of functions. The majority of the companies providing these software programs have assured the Bank that the programs are Year 2000 compliant.

        The total cost that the Bank may incur for Year 2000 compliance is unknown; however, the cost is not expected to materially impact results of operations since most software is being modified by staff programmers.

New Accounting Pronouncements

        The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires duel presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders be the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. The Company adopted this standard in the quarter ended December 31, 1997 and per share amounts for previous periods have been restated on a comparable basis.

        SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income audits components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997 (the Bank's fiscal year ending September 30,
1999) and reclassification of financial statements for earlier periods provided for comparative purposes is required. Currently, unrealized gains/losses on securities is the only "other comprehensive income" of the Bank.

Interest Rate Risk and Asset-Liability Management

        The Bank's interest rate risk and asset-liability management are the responsibility of the Interest Rate Risk Committee which reports to the Board of Directors and is comprised of members of the Bank's senior management. The Committee is actively involved in formulating the economic projections used by the Bank in its planning and budgeting process and establishes policies which monitor and coordinate the Bank's sources, uses and pricing of funds.

        Interest rate risk, including mortgage prepayment risk, is the most significant non-credit related risk to which the Bank is exposed. Net interest income, the Bank's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Bank's balance sheet.

        Interest rate risk can be defined as the exposure of the Bank's net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, which tend to increase when new loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on new loans are substantially lower than rates on existing loans, (iv) the value of the Bank's mortgage loans and the resultant ability to realize gains on the sale of such assets and (v) the carrying value of investment securities classified as available-for-sale and the resultant adjustments to shareholders' equity.

        The primary objective of the Bank's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest rate sensitivity. To accomplish this the Bank monitors interest rate sensitivity by use of a sophisticated simulation model which analyzes resulting net interest income under various interest rate scenarios and anticipated levels of business activity. Complicating management's efforts to measure interest rate risk is the uncertainty of assumptions used for the maturity, repricing, and/or runoff characteristics of some of the Bank's assets and liabilities.

        To cope with these uncertainties, management gives careful attention to its assumptions. For example, certain of the Bank's interest-bearing deposit products (NOW accounts, savings and money market deposits) have no contractual maturity and based on historical experience have only a fractional sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions based on historical experience are built into the model. Another major assumption built into the model involves the ability customers have to prepay loans, often without penalty. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. The Bank utilizes market consensus prepayment assumptions related to residential mortgages.

        The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 2% increase in interest rates at March 31, 1998, would result in less than a 1.5% decrease in net interest income over the next twelve months, while a 2% decrease in rates would result in less than an 8% decrease in net income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

        At March 31, 1998, the Bank was within the acceptable ranges set forth in the Bank's Interest Rate Risk policy.

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

                          Not Applicable

ITEM 5. OTHER INFORMATION

                          Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          8K dated February 9, 1998 - Announces Earnings
                          8K dated March 12, 1998 - Declaration of Dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               JACKSONVILLE BANCORP, INC.


DATE:    May 11, 1998                          By:   /s/ Jerry Chancellor
       ------------------                            ---------------------------
                                                     Jerry Chancellor, President


DATE:    May 11, 1998                          By:   /s/ Bill W. Taylor
       ------------------                            ---------------------------
                                                     Bill W. Taylor
                                                     Exec. Vice President
                                                     Chief Financial Officer