Form 10-Q
period 1998-06-30
JACKSONVILLE BANCORP INC
filed 1998-08-11
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              --------------------------------------------------

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission File Number   0-28070
                      ----------------------------

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                      ---------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
-------------------------------                      --------------
(Address of principal                                (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of August 6, 1998, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,421,747 shares were outstanding.

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.       Financial Information                                         Page
--------------------------------------------------------------------------------
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              as of June 30, 1998 (Unaudited) and September 30,
              1997 (Audited)                                                  3

              Consolidated Statements of Earnings for the
              Nine and Three Months Ended June 30, 1998
              and 1997 (Unaudited)                                            4

              Consolidated Statements of Cash Flows for
              the Nine Months Ended June 30, 1998 and
              1997 (Unaudited)                                                5

              Consolidated Statements of Changes in
              Stockholders' Equity for the Nine Months Ended
              June 30, 1998 (Unaudited)                                       6

              Notes to Consolidated Financial Statements                      7

Item 2.       Management's Discussion and Analysis of                         8
              Financial Condition and Results of Operations
              for the Nine and Three Months Ended June 30, 1998


Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk                                                     14

PART II.      Other Information                                             Page
--------------------------------------------------------------------------------

Item 1.       Legal Proceedings                                               17
Item 2.       Changes in Securities                                           17
Item 3.       Defaults upon Senior Securities                                 17
Item 4.       Submission of Matters to a Vote of Security Holders             17
Item 5.       Other Information                                               17
Item 6.       Exhibits and Reports on Form 8-K                                17
Signatures                                                                    18

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                        June 30,     September 30,
                                                      -------------  -------------
                                                          1998           1997
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,259  $       1,336
  Interest-bearing deposits                                   5,375          2,778
  Investment securities:
    Held-to-maturity, at cost                                20,486         22,462
    Available-for-sale, at estimated market value             2,500          3,469
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 7,460          9,825
    Available-for-sale, at estimated market value            10,707         11,392
  Loans receivable, net                                     185,805        174,044
  Accrued interest receivable                                 1,999          1,952
  Foreclosed real estate, net                                   498            526
  Premises and equipment, net                                 3,656          3,389
  Stock in Federal Home Loan Bank of Dallas, at cost          1,598          1,844
  Mortgage servicing rights                                     508            438
  Federal income taxes receivable                               387            325
  Prepaid expenses and other assets                             435            164
                                                      -------------  -------------
        Total assets                                  $     242,673  $     233,944
                                                      =============  =============

LIABILITIES
  Deposits                                            $     198,904  $     192,033
  FHLB Advances                                               4,000          2,000
  Other borrowings                                               51              -
  Advances from borrowers for taxes and insurance             2,868          3,923
  Accrued expenses and other liabilities                      1,613          1,982
                                                      -------------  -------------
        Total liabilities                                   207,436        199,938

DEFERRED INCOME
  Gain on sale of real estate owned                             158            218

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 2,675,972 and 2,674,668 shares issued            27             27
  Additional paid-in capital                                 22,615         22,471
  Retained earnings, substantially restricted                18,132         16,788
  Less:
    Treasury shares, at cost (254,225 shares in 1998
      and 231,100 shares in 1997)                            (3,889)        (3,424)
    Shares acquired by Employee Stock Ownership Plan         (1,263)        (1,378)
    Shares acquired by Management Recognition Plan             (557)          (682)
    Net of unrealized gain (loss) on decline in
      market value of securities available-for-sale              14            (14)
                                                      -------------  -------------
        Total stockholders' equity                           35,079         33,788
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     242,673  $     233,944
                                                      =============  =============

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                       Nine Months Ended       Three Months Ended
                                           June 30,                June 30,
                                      -------------------     -------------------
                                        1998       1997         1998       1997
                                      --------   --------     --------   --------
INTEREST INCOME
  Loans receivable                    $ 11,366   $ 10,516     $  3,890   $  3,817
  Mortgage-backed securities               945        791          266        278
  Investment securities                  1,117      1,305          354        442
  Other                                    178        217           59         65
                                      --------   --------     --------   --------
    Total interest income               13,606     12,829        4,569      4,602

INTEREST EXPENSE
  Other                                    104        129           44         40
  Deposits                               7,076      6,429        2,343      2,193
                                      --------   --------     --------   --------
      Total interest expense             7,180      6,558        2,387      2,233
                                      --------   --------     --------   --------
      Net interest income                6,426      6,271        2,182      2,369

PROVISION FOR LOSSES ON LOANS               20        110           15        105
                                      --------   --------     --------   --------

  Net interest income after
    provision for losses on loans        6,406      6,161        2,167      2,264

NONINTEREST INCOME
  Fees and deposit service charges         942        822          306        297
  Real estate operations, net              117        139           46         43
  Other                                     95         75           30         28
                                      --------   --------     --------   --------
      Total noninterest income           1,154      1,036          382        368

NONINTEREST EXPENSE
  Compensation and benefits              2,756      2,370          945        786
  Occupancy and equipment                  441        387          150        129
  Insurance expense                        127        179           42         42
  Provisions for real estate losses          -        (89)           -        (89)
  Other                                    911        867          273        298
                                      --------   --------     --------   --------
      Total noninterest expense          4,235      3,714        1,410      1,166

INCOME BEFORE TAXES ON INCOME            3,325      3,483        1,139      1,466

TAXES ON INCOME                          1,115      1,171          383        492
                                      --------   --------     --------   --------

  Net earnings                        $  2,210   $  2,312     $    756   $    974
                                      ========   ========     ========   ========

EARNINGS PER SHARE
  Basic                               $    .96   $    .95     $    .33   $    .41
                                      ========   ========     ========   ========

  Diluted                             $    .91   $    .93     $    .31   $    .40
                                      ========   ========     ========   ========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       1998         1997
                                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $    2,210   $    2,312
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                           180          167
     Amortization/Accretion of securities                                   13           19
     Provision for losses on loans and real estate                          20           21
     Loans originated for sale                                         (21,256)     (14,290)
     Loans sold                                                         21,256       14,290
     Gain on sale of other real estate                                    (174)        (117)
     Gain on sale of loans                                                 (71)        (116)
     Accrual of MRP awards                                                 125          136
     Release of ESOP shares                                                250          182
     Change in assets and liabilities:
       Increase in accrued interest receivable                             (47)        (323)
       (Increase) decrease in prepaid expenses and other assets           (271)          25
       (Increase) decrease in Federal income taxes receivable              (61)         945
       Decrease in accrued expenses and other liabilities                 (369)        (949)
       Decrease in deferred income                                         (60)        (123)
                                                                    ----------   ----------
         Net cash provided by operating activities                       1,745        2,179

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                         11,453        8,428
  Purchase of investment securities                                     (8,493)      (3,004)
  Net principal payments (origination) on loans                        (11,593)     (10,717)
  Proceeds from sale of foreclosed real estate                              14          174
  Purchase of mortgage-backed securities                                     -       (4,983)
  Principal paydowns on mortgage-backed securities                       3,050          990
  Capital expenditures                                                    (447)        (282)
  Purchase of stock in FHLB Dallas                                           -          (77)
  Sale of stock in FHLB Dallas                                             247            -
                                                                    ----------   ----------
         Net cash used in investing activities                          (5,769)      (9,471)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                               6,870       11,278
  Net decrease in advances for taxes and insurance                      (1,055)        (554)
  Proceeds from notes payable                                               59            -
  Dividends paid                                                          (866)        (903)
  Payment on notes payable                                                  (8)           -
  Advances from FHLB                                                     5,000        5,000
  Payment of FHLB advances                                              (3,000)      (5,000)
  Proceeds for exercise of stock options                                    (9)          73
  Purchase of Treasury stock                                                 -       (2,674)
  Purchase of MRP shares                                                     -         (836)
  Purchase of Treasury shares                                             (465)           -
                                                                    ----------   ----------
         Net cash provided by financing activities                       6,544        6,384
                                                                    ----------   ----------
         Net decrease (increase) in cash and cash
           equivalents                                                   2,520         (908)
                                                                    ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,114        5,193
                                                                    ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    6,634   $    4,285
                                                                    ==========   ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                     ----------
BALANCE AT SEPTEMBER 30, 1997                                        $   33,788

  Net change in unrealized gain on securities                                28
  Accrual of MRP awards                                                     125
  Accrual of ESOP compensation                                              250
  Stock options exercised                                                     9
  Cash dividends                                                           (866)
  Net earnings                                                            2,210
  Treasury shares purchased                                                (465)
                                                                     ----------
BALANCE AT JUNE 30, 1998                                             $   35,079
                                                                     ==========









See accompanying notes to consolidated financial statements.

                           JACKSONVILLE BANCORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month and three-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the nine and three month periods ended June 30, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                               Nine Months Ended         Three Months Ended
                                    June 30,                  June 30,
                               1998         1997         1998         1997
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       2,304,020    2,430,581    2,312,994    2,381,851

  Effect of dilutive
   stock options              113,507       61,621      116,639       62,096
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,417,527    2,492,202    2,429,633    2,443,947
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

                           JACKSONVILLE BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1997 to June 30, 1998.

            At June 30, 1998, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $242.7 million, which represented an increase of $8.7 million from the $234.0 million held on September 30, 1997.

            Investments in interest-bearing deposits increased by $2.6 million to $5.4 million during the period primarily in the form of deposits at the Federal Home Loan Bank ("FHLB") of Dallas where daily closing balances are paid overnight rates.

            Investment securities, held-to-maturity and available-for-sale, decreased by $2.0 million and $1.0 million, to $20.5 million and $2.5 million, respectively, at June 30, 1998. This decrease was primarily due to calls and maturities of investment securities with the proceeds used primarily for funding of loans and meeting cash flow needs.

            Mortgage-backed certificates, held-to-maturity, decreased by $2.4 million from September 30, 1997, to June 30, 1998, due primarily to escalated principal reductions from refinancing of loans in a lower interest rate environment. Mortgage-backed certificates, available-for-sale, decreased by $685,000 as a net result of new purchases offset by principal reductions.

            Loans receivable, net increased during the period by $11.8 million to $185.8 million at June 30, 1998. This increase was primarily due to the decision to continue to hold in portfolio a portion of Jacksonville Savings Bank's ("Bank") originated 15 year fixed rate loans rather than sell them on the secondary market. In addition, the Company experienced an increase in small commercial real estate loans, home equity loans, and consumer loans which were placed in its portfolio.

            Foreclosed real estate, net decreased slightly from $526,000 at September 30, 1997, to $498,000 at June 30, 1998. This decrease was primarily due to the sales of real estate owned exceeding the balances added on foreclosed properties during the nine month period.

            Premises and equipment, net increased by $267,000 from $3.4 million at September 30, 1997, to $3.7 million at June 30, 1998, primarily as a result of leasehold improvements and furniture in the new in-store branch in Longview, Texas which opened mid-December, 1997.


            Stock in Federal Home Loan Bank of Dallas decreased from $1.8 million at September 30, 1997 to $1.6 million at June 30, 1998 due primarily to the redemption of shares of stock by FHLB.

            Since interest rates did not significantly change servicing rights valuations, the increase of $70,000 in mortgage servicing rights during the nine month period ended June 30, 1998 reflects increased loan sales with servicing retained by the Company.

            Deferred Federal Income Taxes increased by $62,000 to $387,000 from September 30, 1997, to June 30, 1998, as a result of accruals made during the period.

            Prepaid expenses and other assets increased from $164,000 at September 30, 1997, to $435,000 at June 30, 1998. This increase was primarily the result of an increase in accounts receivable from drafts in-transit for collection.

            At June 30, 1998, the liabilities of the Company totaled $207.4 million as compared to $199.9 million at September 30, 1997. Deposits grew $6.9 million for the nine month period from $192.0 million to $198.9 million at June 30, 1998, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $2.0 million at September 30, 1997 to $4.0 million at June 30, 1998 with the increased amount being used to fund loans.

            Advances from borrowers for taxes and insurance decreased from $3.9 million at September 30, 1997 to $2.9 million at June 30, 1998. This decrease is the result of the payment from customer escrow accounts all amounts due to taxing agencies for the year 1997 and the refunding of any excess escrow to loan customers in accordance with regulations, offset by monthly tax and insurance payments credited to individual escrow accounts.

            Accrued expenses and other liabilities decreased from $2.0 million at September 30, 1997, to $1.6 million at June 30, 1998. This $369,000 decrease was primarily due to a decrease in federal income taxes payable.

            Deferred Income, gain on sale of real estate owned, decreased from $218,000 at September 30, 1997, to $158,000 at June 30, 1998. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

            Stockholder's equity increased during the period by $1.3 million from $33.8 million at September 30, 1997, to $35.1 million at June 30, 1998. Additional paid-in capital increased by $144,000 during the period as the result of the exercise of 1,304 option shares at an exercised price of $7.05 per share, and the recognition of the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period.

            Retained earnings increased by $1.3 million primarily as a result of net income for the nine month period after dividends. Treasury shares increased from $3.4 million at September 30, 1997 to $3.9 million at June 30, 1998 due to the repurchase by the Company of 23,125 treasury shares during the period bringing the total shares held in treasury to 254,225 shares at an average cost per share of $15.30.

            Shares acquired by the Employee Stock Ownership Plan decreased by $115,000 due to the release of ESOP shares during the nine month period ended June 30, 1998. Shares acquired by the Management Recognition Plan decreased by $125,000 from $682,000 at September 30, 1997 to $557,000 at June 30, 1998, due
primarily to accrual of Management Recognition Plan awards.

            Net unrealized gain/loss on securities, available for sale, changed from a loss of $14,000 at September 30, 1997, to a $14,000 gain at June 30, 1998. This gain was based on "marked-to-market" values of the portfolio at June 30, 1998, in accordance with FASB 115.

Comparison of Operating Results for the three and nine months ended June 30, 1998 and 1997.

            Net Income for the three months ended June 30, 1998, totaled $756,000 as compared to $974,000 for the comparable period ended June 30, 1997. The decrease of $218,000 reflected a $97,000 decrease in net interest income after provision for loan losses to $2.2 million. Net interest income was primarily affected by a $150,000 increase in interest on deposits, offset by a reduction of $90,000 in provisions for loan losses. While non-interest income increased by $14,000 to $382,000, non-interest expense increased by $244,000 to $1.4 million, comprised primarily of a $159,000 increase in compensation and benefits expense and the absence of a $89,000 reversal in charges for provisions for real estate losses taken during the prior period. Taxes on income for the three months ended June 30, 1998 were reduced by $109,000 compared to the prior three month period.

            Net income for the nine months ended June 30, 1998, totaled $2.2 million compared to $2.3 million for the same period in 1997. Net interest income after provision for losses on loans increased by $245,000 to $6.4 million, reflecting a $155,000 increase in net interest income and a decrease of $90,000 in provision for losses on loans. Non-interest income also increased, in an amount of $118,000 to $1.2 million, reflecting primarily a $120,000 increase in fees and deposit service charges. However, non-interest expense increased by $521,000, primarily as a result of a $386,000 increase in compensation and benefits expense and the absence of a $89,000 reversal in charges for provisions for real estate losses taken during the prior period. Taxes on income were reduced by $56,000 in the nine month period ended June 30, 1998 compared to the prior nine month period.

Net Interest Income

            The Company's net interest income before provisions for loan losses was $2.2 million for the three months ended June 30, 1998. This amount represents a decrease of $187,000 from the $2.4 million of net interest income before provisions for loan losses for the three month period ended June 30, 1997. In the earlier period ended June 30, 1997, earnings had been affected by a one-time increase of $285,000 ($188,000 net of tax effect) in net accrued interest receivable on loans serviced by the FHLMC. The decrease of $187,000 was primarily due to a decrease of $33,000 in total interest income, and an increase of $154,000 in total interest expense. The increase in net interest income for the nine month period ended June 30, 1998 of $155,000 to $6.4 million as compared to the prior period was primarily due to an increase of $1.0 million in interest income from loans receivable and the mortgage-backed securities portfolios, and a decrease of $25,000 in other interest expense, offset by an increase in total interest expense of $622,000, a decrease of $188,000 in investment securities income and a decrease of $39,000 in other interest income.

Provisions for Losses on Loans

            The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision for the three month period ended June 30, 1998 was reduced to $15,000 compared to $105,000 for the comparable period in 1997. For the nine month period ended June 30, 1998 the loan loss provision was $20,000 compared to $110,000 for June 30, 1997.

Non-Interest Income

            Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $14,000 for the three month period ended June 30, 1998, as compared to the three month period ended June 30, 1997, amounting to $382,000 and $368,000 for the respective periods. This increase was primarily due to increases in origination income, service income from checking, and mortgage servicing income.

            For the nine months ended June 30, 1998, non-interest income increased by $118,000 from $1.04 million at June 30, 1997 to $1.2 million. This increase was primarily due to an increase in fees and deposit service charges of $120,000, an increase of $20,000 in other noninterest income, offset by a decrease in real estate operations, net of $22,000.

Non-Interest Expense

            For the three months ended June 30, 1998, non-interest expense increased by $244,000 over the comparable period ended June 30, 1997. The increase was primarily due to an increase in compensation and benefits of $159,000 as a result of merit raises effective January 1, 1998, and the cost of additional personnel which included the staffing of the new in-store branch in the Wal-Mart Supercenter in Longview, Texas, and the hiring of a consumer loan officer in the Tyler, Texas branch; an increase of $21,000 in occupancy and equipment as a result of the in-store branch; a net change of $89,000 in provisions for real estate losses; offset by a reduction in other noninterest expenses of $25,000.

            Non-interest expenses increased by $521,000 for the nine month period ended June 30, 1998, to $4.2 million over the $3.7 million for the comparable period in 1997. The increase was primarily due to an increase in compensation and benefits of $386,000; an increase in occupancy and equipment of $54,000, a net change in provision for real estate losses of $89,000, an increase of

$44,000 in other non-interest expenses, partially offset by a decrease in insurance expense of $52,000.

            Of the total non-interest expense increase for the three month and nine month periods ended June 30, 1998, part of the expenses are attributable to start up additional compensation and benefits and occupancy and equipment expense associated with the Company's new in-store branch in Longview, Texas. The expenses reflect management's commitment to this new form of financial service delivery to consumers as a means to increase market penetration in the area.

Taxes

            The provision for income tax amounted to $383,000 and $1.1 million for the three and nine months ended June 30, 1998, respectively, compared to $492,000 and $1.2 million during the three and nine months ended June 30, 1997, respectively, based on earnings for the period.

Liquidity

            The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 1998 the Bank's liquidity was $ 51.2 million with a liquidity ratio of 25.72%.


Regulatory Capital Requirements

            The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 1998, Jacksonville Savings Bank had Tier 1 leveraged capital, and Tier 1 risk based capital and total risk based capital levels of 13.89%, 25.37% and 26.26%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $ 23.8 million and $ 28.2 million, $24.1 million respectively.

Year 2000 Statement

            The Bank has prepared a Year 2000 Project Plan to address the century change and its effects on the institution. It's "Year 2000 Compliance Project" includes five phases; Awareness, Assessment, Modification, Testing and Implementation. The Bank has completed the Awareness, Assessment and Modification phases and is currently working on the Testing phase.

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

            SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income audits components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year ending September 30, 1999) and reclassification of financial statements for earlier periods provided for comparative purposes is required. Currently, unrealized gains/losses on securities is the only "other comprehensive income" of the Company.

            SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was adopted by FASB on June 30, 1998. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Among other things, it supersedes FASB Statements No. 80, "Accounting for Futures Contracts," No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends FASB Statement NO. 107, "Disclosures about Fair Value of Financial Instruments, " to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement

105. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transactions. This Statement precludes designating a nonderivative financial instrument as a hedge of an asset, liability, unrecognized firm commitment, or forecasted transaction except that a nonderivative instrument denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

            The Company is currently in the process of evaluating the impact of SFAS No. 133 on its consolidated financial position and results of operations.

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

            The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 2% increase in interest rates at June 30, 1998, would result in less than a 4.6% decrease in net interest income over the next twelve months, while a 2% decrease in rates would result in less than an 4.9% decrease in net income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

            At June 30, 1998, the Bank was within the acceptable ranges set forth in the Bank's Interest Rate Risk policy.

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

                 Not Applicable

ITEM 5.     OTHER INFORMATION

                 Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 8K dated May 11, 1998 - Announces Earnings
                 8K dated June 11, 1998 - Declaration of Dividends 8K dated July 27, 1998 -Stock Buy-Back Announcement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JACKSONVILLE BANCORP, INC.


DATE:    August 6, 1998                     By:  /s/ JERRY CHANCELLOR
       -------------------------                 -------------------------------
                                                 Jerry Chancellor, President


DATE:    August 6, 1998                     By:  /s/ BILL W. TAYLOR
       -------------------------                 -------------------------------
                                                 Bill W. Taylor
                                                 Exec. Vice President
                                                 Chief Financial Officer