Form 10-K405
period 1998-09-30
JACKSONVILLE BANCORP INC
filed 1998-12-28
CIK 1005507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -------------

                           JACKSONVILLE BANCORP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                          75-2632781
     ------------------------------                         ------------------
      (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

      COMMERCE AND NECHES STREETS
         JACKSONVILLE, TEXAS                                     75766
     -----------------------------                        ---------------------
               (Address)                                        (Zip Code)

      Registrant's telephone number, including area code:  (903) 586-9861

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 11, 1998, the aggregate value of the 2,064,259 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 188,139 shares held by all directors and officers of the Registrant as a group and 115,149 shares held by Jacksonville Bancorp, Inc. Employee Stock Ownership Plan, was approximately $32,254,047. This figure is based on the closing price of $15 5/8 per share of the Registrant's Common Stock on December 11, 1998.

Number of shares of Common Stock outstanding as of December 11, 1998: 2,367,547.

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.          BUSINESS.

GENERAL

         Jacksonville Bancorp, Inc.'s (the "Company") primary asset is Jacksonville Savings Bank, SSB ("Jacksonville" or the "Bank"). The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secure by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans, consumer loans, and home equity loans, and commercial real estate loans. While 43.9% or $4.3 million of Jacksonville's commercial real estate lending is for loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements thereon, Jacksonville also makes a limited number of other commercial real estate loans. In 1994 Jacksonville established a consumer loan department to promote development of this type of lending. After approval of equity lending beginning January 1, 1998, Jacksonville also established an equity loan department. In addition, Jacksonville invests in United States government and federal agency securities and government-guaranteed mortgage-backed securities.

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

         Major companies in Jacksonville's market area include Alligence HealthCare, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithography and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas College,

Lon Morris College, Jacksonville College, and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 1998, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 5.5% as compared to 4.2% in 1997 and the estimated unemployment rates for the United States during these periods were 5.0% and 4.7% respectively.

LENDING ACTIVITIES

         At September 30, 1998, Jacksonville's net loan portfolio totaled $191.2 million representing approximately 72.6% of Jacksonville's $263.2 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 1998, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1998, Jacksonville's single-family residential loan portfolio totaled $150.0 million, representing approximately 74.7% of Jacksonville's total loans, before net items, at that date. Jacksonville held $9.8 million in commercial real estate loans at that date, representing 4.9% of total loans, before net items. Of the commercial real estate loans, $4.3 million, or 43.9%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. In addition to these loans secured by real estate acquired in satisfaction of debts previously contracted, Jacksonville originated $983,000 in new commercial loans during fiscal 1998. The only other significant areas of lending activity by Jacksonville are construction loans, land loans, and consumer loans which, as of September 30, 1998, represented $15.5 million, or 7.7%, $3.8 million, or 1.9% and $20.7 million, or 10.3% of total loans. Home equity loans in the amount of $7.8 million are included in the single family portfolio.

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

         At September 30, 1998, Jacksonville's limit on loans-to-one borrower was $5.5 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.4 million, $1.4 million, $1.3 million, $916,000, and $866,000. The first loan for $1.4 million was a commercial real estate loan to finance the construction of a national chain motel. The second loan for $1.4 million was a loan to develop a residential subdivision. The $1.3 million loan was to a private school, while the $916,000 loan was to a church. The $866,000 loan was for an office building. All of these loans are secured primarily by residential and nonresidential real estate located in Cherokee County and surrounding counties in East Texas.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.

                                                               SEPTEMBER 30,
                                 -------------------------------------------------------------------------------
                                              1998                     1997                         1996
                                 --------------------------   -------------------------   ------------------------
                                    AMOUNT             %            AMOUNT            %         AMOUNT         %
                                 --------------   ------------   ------------    ---------   -----------   ---------
                                                             (Dollars in Thousands)
MORTGAGE LOANS:

  Single-family residential(1)        $149,961         74.7%        $141,107         78.0%     $132,599       81.4%
  Multi-family residential               1,091          0.5            1,144           .7         1,268         .8
  Commercial                             9,764          4.9            9,492          5.2         8,604        5.3
  Construction                          15,486          7.7           10,799          5.9         6,996        4.3
  Land                                   3,771          1.9            3,446          1.9         4,395        2.7
                                     ---------         -----           -----          ---       -------       ----
     Total mortgage loans             $180,073         89.7%        $165,988         91.7      $153,862       94.5%
                                     ---------         -----          -------         ----       -------       ----

BUSINESS AND CONSUMER LOANS:

  Commercial business                 $     55           - %        $     76           - %     $    219         .1%
  Consumer loans:
    Secured by deposits                  2,023          1.0            2,127          1.2         2,290        1.4
    Secured by vehicles                 10,577          5.3            6,537          3.6         2,961        1.8
    Personal real estate loans           5,171          2.6            4,274          2.4         2,686        1.6
    Other                                2,884          1.4            1,983          1.1           922         .6
                                        ------         ----            -----          ---       -------      -----
    Total consumer loans                20,655         10.3           14,921          8.3         8,859        5.4
                                        ------         ----           ------          ---       -------      -----
    Total business and consumer loans   20,710         10.3         $ 14,997          8.3      $  9,078        5.5
                                        ------         ----           ------          ---       -------      -----

    Total loans                       $200,783        100.0%         180,985        100.0%      162,940      100.0%
                                      --------        ======         -------        =====       -------      =====

Less:
  Undisbursed portion of loans in
   process                            $  7,846                     $  5,025                   $  2,956
  Unearned discounts                        46                           62                         89
  Net deferred loan origination fees       568                          662                        761
  Unrealized losses on loans held for
    sale                                    -                            -                          -
  Allowance for loan losses              1,170                        1,192                      1,100
                                      --------                        -----                    -------

     Net loans                        $191,153                    $ 174,044                   $158,034
                                       =======                      =======                    =======

                                                               SEPTEMBER 30,
                                                ---------------------------------------------------
                                                          1995                        1994
                                                -----------------------    ------------------------
                                                   AMOUNT          %          AMOUNT           %
                                                -------------  --------    -------------   --------
                                                                 (Dollars in Thousands)
MORTGAGE LOANS:

  Single-family residential(1)                  $117,853          84.1%     $109,221(2)       86.7%
  Multi-family residential                         1,183            .8           735            .6
  Commercial                                       8,167           5.8         8,115           6.4
  Construction                                     4,312           3.1         1,668           1.3
  Land                                             3,754           2.7         3,156           2.5
                                                 -------          ----       -------         -----
     Total mortgage loans                       $135,269          96.5%     $122,895          97.5%
                                                 -------          ----       -------         -----

BUSINESS AND CONSUMER LOANS:

  Commercial business                           $    232            .2%     $    198            .2%
  Consumer loans:
    Secured by deposits                            1,922           1.4         1,972           1.6
    Secured by vehicles                              960            .6           332            .2
    Personal real estate loans                     1,253            .9           514            .4
    Other                                            526            .4           137            .1
                                                   -----           ---         -----           ---
    Total consumer loans                           4,661           3.3         2,955           2.3
                                                   -----           ---         -----           ---
      Total business and consumer loans           $4,893           3.5      $  3,153           2.5
                                                   -----           ---         -----           ---

    Total loans                                 $140,162         100.0%     $126,048         100.0%
                                                 -------         =====       -------         =====

Less:
  Undisbursed portion of loans in
   process                                      $  2,230                    $    799
  Unearned discounts                                 106                         121
  Net deferred loan origination fees                 893                         937
  Unrealized losses on loans held for
    sale                                              --                          58
  Allowance for loan losses                        1,000                       1,000
                                                 -------                     -------

     Net loans                                  $135,933                    $123,133
                                                 =======                     =======

--------------------------------

(1)      Includes first and second liens on single-family residences.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 1998, regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                                                                                DUE 3-5       DUE 5-10      DUE 10-15
                                                                                 YEARS         YEARS          YEARS
                                 DUE BEFORE      DUE BEFORE     DUE BEFORE       AFTER         AFTER          AFTER
                                   9/30/99         9/30/00        9/30/01       9/30/98       9/30/98        9/30/98
                                ------------    ------------   ------------    ---------     ----------    ------------

                                                                      (In Thousands)
Single-family residential(1)    $   104            $ 295          $ 660         $ 3,405       $19,175         $44,569
Multi-family residential              -                6              -               -            79             868
Commercial                          226                3              -             294         3,423           3,442
Construction                     15,486                -              -               -             -               -
Land                                 38               19             14             196           746           1,210
Commercial business                  40                6              9               -             -               -
Consumer                            591            1,444          2,778           8,090         2,737           2,028
                                  -----            -----         ------           -----        ------          ------
    Total                       $16,485           $1,773         $3,461        $ 11,985      $ 26,160        $ 52,117
                                 ======            =====          =====          =====         ======          ======

                                    DUE MORE
                                     THAN 15
                                      YEARS
                                      AFTER
                                     9/30/98        TOTAL
                                   ----------   --------------

                                         (In Thousands)
Single-family residential(1)        $81,753       $149,961
Multi-family residential                138          1,091
Commercial                            2,376          9,764
Construction                              -         15,486
Land                                  1,548          3,771
Commercial business                       -             55
Consumer                              2,987         20,655
                                      -----       --------
    Total                           $88,802       $200,783
                                     ======        =======


-----------------------

(1)      Includes first and second liens on single-family residences.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1998 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                    FLOATING OR
                                              FIXED RATES         ADJUSTABLE-RATES             TOTAL
                                           -----------------    --------------------       --------------

                                                                  (In Thousands)
Single-family residential(1)                    $85,848                 $64,009               $149,857
Multi-family residential                            516                     575                  1,091
Commercial real estate                            3,454                   6,084                  9,538
Construction                                          0                       0                      0
Land                                              1,009                   2,724                  3,733
Commercial business                                  15                       0                     15
Consumer                                         20,064                       0                 20,064
                                                 ------                  ------                 ------
  Total                                        $110,906                 $73,392               $184,298
                                                 ======                  ======                =======

---------------------------

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

         ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Jacksonville are subject to the written, non-discriminatory, loan underwriting and administration guidelines established by Jacksonville's Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Jacksonville's Board of Directors. Jacksonville requires title insurance on most all mortgage loans except for certain small second mortgages of a minimal amount. Jacksonville obtains a letter certificate from title companies on some personal real estate loans and all home equity loans.

         Jacksonville's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. After a loan application is first reviewed by Jacksonville's loan department, the loan can receive approval with at least two officers authorization. All loan approvals by officers are then reviewed and ratified by the Loan and Executive Committee. Any loan not approved by at least two officers must be submitted to the Loan and Executive Committee for review and disposition.

         Certain loans, because of their amount or because they do not meet one or more specified guidelines, must receive direct approval of the Board of Directors.

         Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. In the current interest rate environment, it follows a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. When loans are sold to others, except to Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 1998, $77.4 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, each index would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 1998, $85.9 million or 42.8% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $64.1 million or 31.9% of such total loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $35.0 million, or 54.7%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                       YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------

                                             1998                1997              1996
                                         ---------------    -------------     --------------
         LOAN ORIGINATIONS:
           Single-family residential      $55,408               $42,594           $45,113
           Multi-family residential            -                     -                658
           Land                               862                 1,876             1,159
           Commercial                         983                 1,079               697
           Construction                    20,135                10,126            11,707
           Commercial business                 -                     -                 -
           Consumer                        11,877                11,029             8,862
                                           ------                ------            ------
             Total loans originated        89,265                66,704            68,196
           Purchases                           -                    -                  -
             Total loans originated
               and purchased               89,265                66,704            68,196
                                           ------                ------            ------

         SALES AND LOAN PRINCIPAL
           REDUCTIONS:
           Loans sold                      28,189                22,311            21,848
           Loan principal
             repayments                    40,925                25,948            23,955
                                           ------                ------            ------
             Total loans sold and
               principal reductions        69,114                48,259            45,803


         Increase (decrease) due
           to other items, net(1)            (353)               (2,435)             (292)
                                            ------                ------            ------


         Net increase (decrease)
           in loan portfolio              $19,798               $16,010           $22,101
                                          =======                ======            ======

------------------------

(1)      Consists of loan foreclosures, extensions and changes in net items.

         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties including home improvement and home equity loans. At September 30, 1998, $150.0 million or 74.7% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

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

         Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from any origination fees, where applicable, for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $106.1 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold $27.4 million of loans to the mortgage banking company. During fiscal 1998, Jacksonville sold $23.0 million of loans to FHLMC and $4.1 million to the mortgage banking company. Also in 1998, Jacksonville sold $1.1 million in whole loan originations under a bond program to another mortgage company.

         During the year ended September 30, 1998, Jacksonville originated $55.4 million of single-family residential loans of which $53.7 million, or 96.9%, were fixed rate and $1.7 million, or 3.1%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $23.0 million, or 41.5%, to FHLMC. The volume of single-family residential loans originated increased by 30.1% from $42.6 million during fiscal 1997 as compared to $55.4 million during fiscal 1998 and the percentage of sales of such originations decreased from 52.4% in fiscal 1997 to 50.9% in fiscal 1998. Jacksonville anticipates that it will continue its policy of selling substantially all of its fixed-rate residential first mortgage loan originations with terms of more than 15 years as long as interest rates remain at current levels or lower and will reevaluate this policy if there is a material and prolonged rise in interest rates.

         Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In order to continue to increase and then to maintain a high percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling most 30 year fixed-rate loans from its portfolio. As a result, at September 30, 1998, $64.1 million, or 42.7%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

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

         Due to the generally lower rates of interest prevailing in recent periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 3.1%, 10.7% and 23% of Jacksonville's total originations of single-family residential loans during the years ended September 30, 1998, 1997 and 1996, respectively.

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

         Jacksonville also makes home improvement loans which amounted to $2.8 million as of September 30, 1998. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien. Effective January 1, 1998, Texas law permitted home equity lending and at September 30, 1998 there was a balance of $7.8 million in home equity loans.

         COMMERCIAL MORTGAGE LOANS. At September 30, 1998, $9.8 million, or 4.9%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $4.3 million, or 43.9%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates a limited number of commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 1998, 1997 and 1996 were, respectively, $983,000 million, $1.08 million and $697,000.

         As of September 30, 1998, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $5.5 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 1998, $2.7 million, or 27.6%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

         The majority of Jacksonville's commercial real estate loans are secured by office buildings, churches, retail shops and manufacturing facilities, and are secured by property located in Jacksonville's lending area.

         Appraisals are required on all properties securing commercial real estate loans. They generally are performed by an independent appraiser designated by Jacksonville and are reviewed by management and members of the loan and executive committee.

         In originating commercial mortgage loans, Jacksonville considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property.

         As of September 30, 1998, there was one commercial mortgage loan secured by former real estate owned properties with principal balances, including funds utilized for improvements by the borrower on such properties, in excess of $400,000.00. This loan was performing in accordance with its terms at September 30, 1998.

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

         CONSTRUCTION LOANS. At September 30, 1998, construction loans totaled $15.5 million or 7.7% of the total loan portfolio, before net items.

         Jacksonville makes construction loans to individuals for the construction of their residences. During recent years, it expanded its construction lending activities to include lending to developers for the construction of single-family residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction loan originations increased during the year ended September 30, 1998 to $20.1 million from $10.1 million during fiscal 1997.

         Construction lending is generally limited to Jacksonville's primary lending area, within 100 miles of Jacksonville's home office or within 25 miles of each branch office. Construction loans are only made to individuals and to developers who have a sound financial and operational reputation in the market area. The loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically is six months but may be extended for 30- or 60-day periods for good reason. Construction loans have rates and terms which generally exceed the non-construction loans then offered by Jacksonville except that during the construction phase the borrower normally only pays interest on the loan. Funds are released periodically pursuant to a construction-completion schedule and only after an on-site inspection by an employee of Jacksonville. Jacksonville generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process. The maximum loan to value ratio is 80% except for a small amount of loans that have private mortgage insurance. Construction financing also is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

         HOME EQUITY LOANS - From January, 1998, when home equity loans in Texas became available, through September 30, 1998, Jacksonville made 251 of these loans totaling $9.0 million. At September 30, 1998 the principal balance on home equity loans totaled $7.8 million. Loans are secured by the homestead property, and may not exceed 80% of the appraised value of the property based on either the current market value as set forth by the County Appraisal District or by a new appraisal done by a qualified person. These loans are usually in a second lien position, but can be a first lien either through paying off the existing first lien or by there not being any existing liens on the property at the time the home equity loan is made. These loans are typically made for a term of 20 years or less. These loans are usually at a slightly higher rate of interest than most first lien loans and have fewer closing cost, making them very attractive for both consumer and Jacksonville.

         LAND LOANS. As of September 30, 1998, land loans totaled $3.8 million or 1.9% of the total loan portfolio, before net items. As of the date, Jacksonville had 127 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. Jacksonville does not make land loans for speculative purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 1998, was approximately $30,000.

         CONSUMER LOANS. At September 30, 1998, consumer loans totaled $20.7 million or 10.3% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles, personal real estate loans and loans to purchase personal property. Loans secured by deposits total $2.0 million at September 30, 1998. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future home sites and for additional property adjacent to their existing residence. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was substantially less than 20 years as of September 30, 1998. All of these loans are secured by the purchased land, but because these loans are typically for $30,000 or less they are not underwritten in the same manner as the Bank's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property. In some cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 1998, the bank had 337 personal real estate loans with an average balance of $15,000. Jacksonville's vehicle loan portfolio totaled $10.6 million at September 30, 1998. Jacksonville makes both new and used vehicle loans. Most all used vehicle loans are originated at higher interest rates than those rates on new vehicle loans. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest.

         MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 1998, $1.1 million, or 0.5%, and $55,000, or .03%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the ten multi-family loans in Jacksonville's loan portfolio as of September 30, 1998, the largest loan had a principal amount of $365,000 which represented 33.2% of the multi-family loan portfolio. As of September 30, 1998, the commercial business loan portfolio consisted of seven loans, the largest of which was a $30,000 loan to a retail grocery store secured by its inventory.

         LOAN ORIGINATION AND OTHER FEES. In some cases, in addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         Rider (new paragraph):

         The charging of points, in most cases, were limited during fiscal 1998 because of market conditions and strong competition in the one-to-four family residential loans in the East Texas market. Most financial institutions charged no points on these loan products; however, primarily in low principal residential mortgages and commercial loans, Jacksonville continued to charge a loan fee.

         In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Jacksonville's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans, adjusted for estimated prepayments based on Jacksonville's historical prepayment experience. At September 30, 1998, Jacksonville had $568,000 of loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

         Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Jacksonville has not deferred direct costs related to short-term loans for which no origination fees are charged. Management considers this departure to be immaterial considering the short-term nature of these loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitments subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield. See Note [2] to the Consolidated Financial Statements.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1998, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                       SINGLE-FAMILY              MULTI-FAMILY
                                        RESIDENTIAL               RESIDENTIAL               COMMERCIAL
                               ----------------------------  -----------------------  ------------------------

                                   AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                               -----------  ---------------  ---------  ------------  ----------- ------------
                                                              (Dollars in Thousands)
Loans delinquent for:

  30-59 days                      $1,646       49.2%        $   -            - %      $ 51          1.5%
  60-89 days                         602       18.0             -            -           -            -
  90 days and over                   642       19.2             -            -           -            -
                                   -----        ----          ------       -----      -----        -----
    Total delinquent loans        $2,890       86.4 %        $  -            -  %     $ 51          1.5 %
                                   =====        ====          ======       =====       ===          ====

                                      CONSTRUCTION                   LAND                     CONSUMER
                                 ----------------------    -----------------------    ------------------------

                                  AMOUNT     PERCENTAGE     AMOUNT      PERCENTAGE      AMOUNT     PERCENTAGE
                                 ---------  -----------    ----------  -----------    ----------  ------------
                                                            (Dollars in Thousands)
Loans delinquent for:

  30-59 days                       $  -           - %      $ 2            0.1%          $286         8.6%
  60-89 days                          -           -          -              -             75         2.2
  90 days and over                    -           -          4            0.1%            36         1.1
                                   ----        ----        ----           ----          ----        ----

    Total delinquent loans         $  -           - %      $ 6            0.2    %      $397        11.9%
                                  ======       =====        ===           ===            ===         ===

                                          TOTAL
                                 ------------------------

                                   AMOUNT    PERCENTAGE
                                 ---------- -------------

                                  (Dollars in Thousands)
Loans delinquent for:

  30-59 days                      $1,985           59.4 %
  60-89 days                         677           20.2
  90 days and over                   682           20.4
                                   -----           ---
    Total delinquent loans        $3,344          100.0 %
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

         REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $531,000, $526,000 and $1.1 million as of September 30, 1998, 1997, and 1996 respectively.

         Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 1998, Jacksonville had $374,000 of REO sold by the deposit method.

         The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.

                                                               SEPTEMBER 30,
                                       ----------------------------------------------------------

                                          1998        1997        1996        1995        1994
                                       ----------   ---------   ---------   ---------  ----------
                                                           (Dollars in Thousands)
Non-accruing loans:
  Single-family residential(1)         $   642     $  448      $  465      $  534      $  163
  Multi-family residential                   -          -           -           -           -
  Commercial                                 -        154           -           3          10
  Construction                               -          -           -           -           -
  Land                                       -          -         321          26         420
  Commercial business                        -          -           -           -           -
  Consumer                                  36         42          29           -           8
                                        ------       ----       -----       ------       -----
    Total non-accruing loans               678        644         815         563         601

Accruing loans 90 days or more
  delinquent                                 -          -           -           -           -
                                          ----       ----       -----      ------      ------
  Total non-performing loans               678        644         815         563         601
                                          ----       ----       -----      ------      ------

Real estate owned(2)                       531        526       1,051       2,052       2,549
                                          ----      -----       -----      ------       -----
  Total non-performing assets           $1,209     $1,170      $1,866      $2,615      $3,150
                                        ======      =====       =====       =====       =====

Troubled debt restructurings               379     $  383      $  387      $  391      $  395
                                        ======      =====       =====       =====       =====

Total non-performing loans and
  troubled debt restructurings
  as a percentage of total net loans       .83%      .59%        .76%        .70%        .81%
                                          =====      ===        ====        ====        ====

Total non-performing assets and
  troubled debt restructurings as
  a percentage of total assets             .60%      .66%       1.03%       1.51%       1.90%
                                          =====      ===        ====        ====        ====

---------------------------------

(1)      Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

         At September 30, 1998, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         The interest income that would have been recorded during fiscal 1998, 1997 and 1996 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $48,000, $63,000 and $52,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note [5] to the Consolidated Financial Statements. During the year ended September 30, 1998, no interest income was actually recorded on any loans after they were placed on non-accrual status.

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

         Jacksonville's classified assets at September 30, 1998 consisted of $245,000 of assets classified as special mention, $1.7 million of assets classified as substandard, and none classified as doubtful or loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $335,000, or 19.9%, were non residential real estate parcels acquired as real estate owned, $1.0 million, or 59.5%, were single-family residential loans, and $195,000 or 11.6%, were single-family residences acquired as real estate owned. The remaining balance of $116,000 was in consumer loans and repossessed autos.

         The following table sets forth the Bank's classified assets at the dates indicated.

                                                          SEPTEMBER 30,
                                           --------------------------------------------
                                               1998           1997            1996
                                           -----------    --------------   ----------
                                                          (In Thousands)
Classification:
  Special mention                           $  245           $   60           $   20
  Substandard                                1,681            1,923            3,213
  Doubtful                                      -                -                -
  Loss(1)                                       -                -                -
                                            ------            -----            -----
    Total classified assets                 $1,926           $1,983           $3,233
                                            ======            =====            =====

---------------------

(1)      Excludes foreclosed real estate that has been fully reserved.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. For fiscal 1998 non-performing loans increased to $678,000 while net charge-offs for the period totaled $57,000. The Company's level of net loans outstanding increased $17.1 million which included an increase of 38.4% in consumer loans. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $35,000 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

         At September 30, 1998, Jacksonville's allowance for loan losses amounted to $1.2 million, the same amount as allocated at September 30, 1997.

         The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.

                                                                        YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------------------

                                         1998                1997                 1996               1995             1994

                                    ---------------     ---------------   ------------------    ---------------   ---------------
                                                                         (Dollars in Thousands)
Total net loans outstanding          $191,153              $174,044            $158,034             $135,933          $123,133

                                     ========               =======             =======              =======           =======

Average loans outstanding            $180,021              $163,569            $145,021             $128,623          $122,051

                                     ========               =======             =======              =======           =======
Balance at beginning of
  period                               $1,192              $  1,100            $  1,000             $  1,000          $    996

Charge-offs(1)                            (57)                 (18)                 --                  (57)              (24)

Recoveries(1)                              --                    --                 --                    32                10

                                      --------              -------             -------             --------          --------

Net charge-offs                           (57)                 (18)              1,000                  (25)              (14)

Provision for losses on loans              35                   110                 100                   25                18

                                         -----                  ---             -------             --------           -------

Balance at end of period                $1,170             $  1,192            $  1,100             $  1,000           $ 1,000

                                        ======              =======             =======             ========           =======
Allowance for loan losses
  as a percent of total net
  loans outstanding                        .61%                 .68%                .70%                 .74%              .81%

                                           ====                 ===               =====                 ====              ====
Ratio of net charge-offs to
  average loans outstanding                .03%                 .01%                 --%                .02%              .01%

                                           ====                 ===               =====                  ===              ====

----------------------

(1) Charge-offs and recoveries for all periods presented consist principally of single-family residential loans.

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                      SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                             1998                          1997                    1996

                                 --------------------------    --------------------------   -------------------------

                                             % OF LOAN                      % OF LOAN                 % OF LOAN
                                               IN EACH                        IN EACH                   IN EACH
                                               CATEGORY                       CATEGORY                  CATEGORY
                                               TO TOTAL                       TO TOTAL                  TO TOTAL

                                     AMOUNT       LOANS            AMOUNT        LOANS          AMOUNT      LOANS
                                   ----------  -------------    ------------   ----------   ------------  ---------
                                                                  (Dollars in Thousands)
Mortgage loans                        $1,092         93.3%         $1,027         86.2%       $1,025         93.2%
Commercial business loans                  -             -             10           .8            20          1.8
Consumer loans                            78          6.7             155         13.0            55          5.0
                                      -------        ------          -----        -----         -----       -----

    Total allowance for loan losses   $1,170        100.0%         $1,192        100.0%       $1,100        100.0%
                                      ======        ======          =====        =====         =====        =====

                                                           SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 1995                        1994
                                       -------------------------      -----------------------
                                                    % OF LOANS                 % OF LOANS
                                                      IN EACH                    IN EACH
                                                     CATEGORY                   CATEGORY
                                                        TO                         TO
                                                       TOTAL                     TOTAL
                                         AMOUNT        LOANS         AMOUNT       LOANS
                                       ----------- -------------    --------    -----------
                                          (Dollars in Thousands)       (Dollars in Thousands)
Mortgage loans                           $ 894          96.5%        $ 900         97.5%
Commercial business loans                   30            .2            42           .2
Consumer loans                              76           3.3            58          2.3
                                          -----         -----         ------       ------
    Total allowance for loan losses      $1,000         100.0%        $1,000      100.0%
                                          =====         =====         =====       =====

MORTGAGE-BACKED SECURITIES

         Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, FNMA or the GNMA. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 1998, $12.8 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

         The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.

                                                                  SEPTEMBER 30,
                                                   --------------------------------------------

                                                      1998            1997             1996
                                                   ----------      -----------      -----------
                                                              (dollars in Thousands)
Mortgage-backed securities at
  beginning of period                              $21,217           $12,107         $ 3,442
Purchases                                           17,663            11,372          10,927
Sales                                                   --                --              --
Repayments                                          (7,014)           (2,262)         (2,262)
                                                   --------            ------         -------
Mortgage-backed securities at end
   of period                                       $31,866           $21,217         $12,107
                                                   =======            ======          ======
Weighted average yield
  at end of period                                    7.03%             6.87%           7.06%
                                                      =====             ====            ====

         At September 30, 1998, Jacksonville's mortgage-backed securities had a book value and estimated market value of $31.9 million and $32.0 million, respectively. Of the $31.9 million portfolio, $534,000 was scheduled to mature in five years or less; $7.5 million was scheduled to mature in over five years but less than ten years; and $23.8 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         All mortgage-backed securities in the portfolio qualify for regulatory liquidity under state savings bank regulations. Of the $31.9 million of mortgage backed securities on September 30, 1998, $19.0 million consisted of fixed rate and $12.8 million were adjustable rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 1998, $20.3 million consisted of FNMA certificates, $6.1 million consisted of GNMA certificates and $5.5 million consisted of FHLMC certificates. See Note [4] to the Consolidated Financial Statements for additional information.

            In August, 1998, Jacksonville entered into a leveraged transaction wherein Jacksonville used Federal Home Loan Bank advances to purchase mortgage backed securities. This transaction was conceived to compliment Jacksonville's interest rate position and is just slightly longer in duration than the balance sheet as a whole. Three FHLB advances were employed to insure adequate funding if rates go up or down. Three mortgage-backed securities with different terms were used to diversify assets. By diversifying, Jacksonville was insulated against any one asset's poor performance because of secular trends in the market. Before entering the leverage transactions, Jacksonville reviewed a model presenting a worst case scenario which shocked the assets and liabilities 300 basis points. After a complete study and approval by the Board, Jacksonville borrowed $15 million from the FHLB using three advances of $5,000,000 each with staggered maturities to purchase three diversified assets of $5,000,000 each.

         The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, Jacksonville may be subject to reinvestment risk because to the extent that Jacksonville's mortgage-backed securities amortize or prepay faster than anticipated, Jacksonville may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

INVESTMENT ACTIVITIES

         Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President and the Executive Vice President. The members of the Investment Committee are: Dr. Joe Tollett, Jerry Chancellor and Bill W. Taylor. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 1998, Jacksonville had U.S. Treasury notes and U.S. Government agency held-to-maturity securities with an amortized cost of $15.5 million and an estimated market value of $15.6 million. See note [3] to the Consolidated Financial Statement for further information. At September 30, 1998, Jacksonville held U.S. Government securities as available-for-sale with an amortized cost of $4.5 million and an estimated market value of $4.5 million.

         The following table sets forth Jacksonville's investment securities at the dates indicated.

                                                               SEPTEMBER 30,
                                             --------------------------------------------------
                                                 1998               1997              1996
                                             --------------   --------------      -------------
                                                              (In Thousands)
Available for sale(1):
 Mortgage-backed securities:
   FNMA Certificates                             $15,908          $ 4,852          $    -
   FHLMC Certificates                              3,697            6,540               -
   GNMA Certificates                               5,216               -                -
 U.S. agency securities                            4,521            3,469            7,359
                                                  -------          ------            -----
      Total available for sale                    29,342           14,861            7,359
                                                  -------          ------            -----

Held to maturity(1):
  Mortgage-backed securities:
    FNMA Certificates                              4,394            6,348            7,270
    FHLMC certificates                             1,805            2,398            3,553
    GNMA certificates                                846            1,079            1,284
  U.S. Treasury notes                              3,002            6,492            8,980
  U.S. agency securities                          12,490           15,969           17,467
                                                  ------           ------           ------

     Total held to maturity                       22,537           32,286           38,554
                                                 -------           ------           ------

        Total investment securities              $51,879          $47,147          $45,913
                                                 =======           ======           ======

---------------------

(1) Securities classified as available for sale were carried at fair value at September 30, 1998, 1997 and 1996. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

            At September 30, 1998, $6.5 million or 32.5 % of total investment securities excluding mortgage backed securities, held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 5.92%. Of the remaining investment securities, $12.5 million was scheduled to mature after one year through five years and $1.0 million was scheduled to mature after six years through ten years.

         The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 1998.

                                                               CONTRACTUALLY MATURING
                             ------------------------------------------------------------------------------------------
                                         WEIGHTED              WEIGHTED                  WEIGHTED             WEIGHTED
                               UNDER 1    AVERAGE      1-5      AVERAGE       6-10       AVERAGE   OVER 10     AVERAGE
                                YEAR       RATE       YEARS      RATE        YEARS         RATE     YEARS       RATE
                             ---------- -----------  -------- ----------  ----------    --------- ---------  ----------

                                                             (Dollars in Thousands)
HELD TO MATURITY
U.S. Treasury notes
   and bills                    $3,001       5.98%     $  -          -  %    $ -           -    %   $ -            -

U.S. agency securities           2,496       5.70       9,995      6.11        -           -          -            -
                                ------                  -----                -----                  -----
   Total                        $5,497                $ 9,995               $  -                   $  -
                                 =====                 ======                =====                  =====

AVAILABLE FOR SALE
U.S. Treasury notes
   and bills                    $   -          -          -          -          -          -          -            -
U.S. agency securities           1,000       6.30       2,501      5.42      1,000       6.23         -            -
                                 -----                  -----                -----                  -----       ----
Total                           $1,000                 $2,501               $1,000                $   -
                                 =====                  =====                =====                  =====
Unrealized gain on
  securities available
  for sale                           8                     12                  -                      -            -
                                 -----                  -----                -----                  -----
    Total                       $1,008                 $2,513               $1,000                $   0
                                 =====                  =====                =====                  =====

                                        TOTAL
                                ---------------------

                                  AMOUNT      YIELD
                                ---------   ---------

                               (Dollars in Thousands)
HELD TO MATURITY
U.S. Treasury notes
   and bills                      $ 3,001       5.98 %

U.S. agency securities             12,491       6.03 %
                                   ------
   Total                          $15,492
                                   ======

AVAILABLE FOR SALE
U.S. Treasury notes
   and bills                            0
U.S. agency securities              4,501       5.80%
                                    -----
Total                             $ 4,501
                                    =====
Unrealized gain on
  securities available
  for sale                             20
                                   -------
    Total                         $ 4,521
                                   ======

INTEREST-BEARING DEPOSITS

         As of September 30, 1998 Jacksonville also had demand deposit accounts in the FHLB of Dallas of $7.8 million as compared to $2.8 million as of September 30, 1997. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of one year. As of September 30, 1998, Jacksonville had no certificates of deposit.

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

         DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $19.9 million at September 30, 1998.

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

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

                                                                           SEPTEMBER 30,
                                            --------------------------------------------------------------------------------

                                                     1998                     1997                        1996

                                            ----------------------  -------------------------   ----------------------------

                                              AMOUNT    PERCENTAGE    AMOUNT     PERCENTAGE        AMOUNT       PERCENTAGE
                                            ---------- -----------  --------- ---------------   ------------   -------------

                                                                          (Dollars in Thousands)
Certificate accounts:
2.00 - 4.00%                                 $    -           - %       $    -           - %      $     3,973        2.28%

4.01 - 6.00%                                  136,669       66.83        124,014       64.58           96,387       55.30

6.01 - 8.00%                                   16,781        8.21         21,431       11.16           31,581       18.11

8.01 - 10.00%                                     143         .07            146         .08              139         .08

                                              -------       -----        -------       ------         -------     -------

Total certificate accounts                   $153,593       75.11%      $145,591       75.82%        $132,080     75.77%
                                              =======       =====        =======       ======         =======     ======

Transaction accounts:

Passbook savings                             $ 12,684        6.20%      $ 12,202        6.35%          $ 11,424      6.55%
Money market                                   13,858        6.78         15,829        8.24             17,648     10.12
Demand and NOW Accounts                        24,355       11.91         18,411        9.59             13,176      7.56
                                              -------       -----        -------       ------          -------     ------

Total transaction accounts                   $ 50,897       24.89%      $ 46,442       24.18%         $  42,248     24.23%
                                              =======       =====        =======       ======           =======     ======

Total deposits                               $204,490      100.00%      $192,033      100.00%         $ 174,328    100.00%
                                              =======      ======        =======       ======           =======    ======

         The following table sets forth the savings activities of Jacksonville during the periods indicated.

                                                              SEPTEMBER 30,
                                       ---------------------------------------------------------
                                            1998                 1997                 1996
                                       -----------------    -----------------   ----------------

                                                             (In Thousands)
Net increase (decrease)
    before interest credited                $ 5,660            $11,162             $(4,111)

Interest credited                             6,797              6,543               4,628
                                             -------            ------              ------

Net increase (decrease) in deposits          12,457            $17,705             $   517
                                             ======             ======              ======

         The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 1998.

                                                                MATURITY DATE
                     ------------------------------------------------------------------------------------------------

                         ONE YEAR               OVER                OVER                OVER
 INTEREST RATE            OR LESS            1-2 YEARS           2-3 YEARS             3 YEARS              TOTAL
--------------------   ------------------   -----------------   ----------------    --------------     ----------------

                                                               (In Thousands)
 2.00 -   4.00%        $   -               $   -               $     -              $  -               $    -
 4.01 -   6.00%         125,072              10,371                  -                1,226               136,669
 6.01 -   8.00%           4,517                  32                10,820             1,413                16,782
 8.01 -  10.00%            -                   -                       82                60                   142
                        -------              ------                ------             ------              -------
                       $129,589            $ 10,403            $   10,902            $ 2,699            $153,593
                        =======              ======                =======           ========            ========


         The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998.

         CERTIFICATES OF DEPOSIT MATURING IN
         QUARTER ENDING:
         --------------------------------------
                                                            (In thousands)
         December 31, 1998                                         $4,347
         March 31, 1999                                             2,406
         June 30, 1999                                              2,701
         September 30, 1999                                         3,067
         After September 30, 1999                                  13,156
                                                                  -------
         Total certificates of deposit
           with balances of $100,000
           or more                                                $25,677
                                                                   ======

         The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. See also, Note 10 to the Consolidated Financial Statements.

                                                    YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------------------
                                             1998             1997              1996
                                         ----------        ----------       -------------
                                                     (Dollars in Thousands)
Maximum balance                            $19,000           $5,000            $4,000
Average balance                              4,923            2,846             1,098
Weighted average interest
  rate of FHLB advances                       5.69%            6.04%             5.71%

         The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.

                                                                  SEPTEMBER 30,
                                                 -------------------------------------------------
                                                    1998              1997              1996
                                                 ------------     ------------        ------------
                                                             (Dollars in Thousands)
FHLB long-term advances                         $17,000              $2,000            $2,000
  Weighted average interest rate                   5.19%               5.87%             5.71%

FHLB short-term advances                        $    -               $   -             $   -
  Weighted average interest rate                     - %                 - %               - %

         BORROWINGS. While Jacksonville has not frequently borrowed from the FHLB of Dallas, it may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1998, Jacksonville had $17 million in advances from the FHLB of Dallas.

         The Company's ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company's Common Stock issued in connection with the Conversion. As of September 30, 1998, the outstanding balance of that loan was $1.2 million.

         SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of
J. S. & L. Corporation ("JS&L") which was established in December 1979. JS&L is self sufficient due to income from $112,000 in investments, interest from residential notes receivable and lease income. Its main activity is the servicing of purchased residential first and second lien notes. The portfolio includes 28 loans ranging in size from $1,000 to $121,000, most of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 1998 and September 30, 1997, JS&L earned $37,000 and $44,000, respectively. JS&L now invests in investments permissible for Jacksonville, leases computer equipment, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. Total investment in JS&L at September 30, 1998 was $903,000. Total capital of JS&L at September 30, 1998 was $903,000 and, as of that date, J'S&L has no outstanding indebtedness to Jacksonville.

         EMPLOYEES. Jacksonville and its subsidiary had 85 full-time employees at September 30, 1998. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

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

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA, or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Bank was in compliance with the above restrictions.

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

         TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 1998, the required Tier 1 leverage capital ratio for the Bank was 4.0% and its actual Tier 1 leverage capital ratio was 13.14%.

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

         At September 30, 1998, the Bank's Tier 1 capital to risk-weighted assets ratio was 24.37%. On the same date, the Bank's total risked-based capital percentage was 25.22%.

         The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.

                                                  AS OF SEPTEMBER 30,
                                                  -------------------

                                                         1998
                                                         ----

                                                 ACTUAL       REQUIRED
                                                 ------       --------
           Leverage ratio (or tangible           13.14  %         4.00 %
           capital requirement) (1):
           Tier 1 capital to total assets

           Tier 1 risk-based capital ratio       24.37            4.00
           (or core capital
           requirement)(1):
           Tier 1 risk-based capital to
           risk weighted assets

           Total risk-based capital ratio:       25.22            8.00
           Total risk-based capital risk to
           risk weighted assets

         Prior to July 2, 1997 Jacksonville Savings and Loan Association was regulated by the Office of Thrift Supervision and was subject to capital requirements as set forth by that regulatory agency. The Bank and the Association at September 30, 1997 and 1996, respectively, exceeded all minimum capital requirements as set forth by the Office of Thrift Supervision at those dates.

         The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at September 30, 1998.

                                                                               TIER 1               TOTAL
                                                       TIER 1                RISK-BASED           RISK-BASED
                                                      CAPITAL                 CAPITAL              CAPITAL
                                                      -------                 -------              -------

                                                                       (Dollars in thousands)
         Total stockholders' equity for           $ 33,657                  $33,657                 $33,657
         Jacksonville Savings Bank, SSB
         Unrealized gain on securities
                 available-for-sale                    <75>                     <75>                    <75>
         Less nonallowable assets:
                 Deferred Charges                      <32>                     <32>                    <32>
         Plus allowances for loan
                 and lease losses                        -                        -                    1,170
                                                    ---------------       --------------         --------------
          Total regulatory capital                   33,550                  33,550                   34,720

          Minimum required capital                   10,215                   5,508                   11,015

                                                    ---------------       --------------         --------------
          Excess regulatory capital               $  23,335                $ 28,042                 $ 23,705
                                                    ===============       ==============         ==============

          Bank's regulatory capital
                  percentage (1)                        13.1    %               24.4  %               25.2   %

          Minimum regulatory capital
                  required percentage                    4.0    %                4.0  %                8.0   %
                                                    ---------------       --------------         --------------

          Bank's regulatory capital
                  percentage in excess of
                  requirement                            9.1    %               20.4  %                17.2  %
                                                    ===============       ==============         ==============

----------------------


(1) Tier 1 capital is computed as a percentage of total adjusted assets of $255.4 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $137.7 million.

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

         The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 1998, the Bank was categorized as well capitalized.

         On September 30, 1997, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of [65.7] basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Jacksonville's special assessment amounted to $1.1 million pursuant to the FDIA.

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

      Effective January 1, 1996, the Bank is unable to make additions under the "percentage" method to its tax bad debt reserve, and is only permitted to deduct bad debts using the experience method and is additionally be required to recapture (i.e. take into taxable income) over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987 (if any). Such recapture requirements can be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. At September 30, 1998, the Bank had fully recaptured post-1987 tax bad debt reserves.

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

         The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $1.1 million at September 30, 1998. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

         The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 1998, the Bank had $29.3 million of securities, available-for-sale, with $75,000 of aggregate net unrealized gain thereon.

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

       QUALIFIED THRIFT LENDER TEST. For the Company to qualify as a savings and loan holding company, the Bank is required to meet a QTL test set forth under
Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA"). Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 1998, with 100% of its assets invested in qualified thrift investments.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 1998, the Bank's advances from the FHLB of Dallas amounted to $17.0 million or 7.5% of its total liabilities.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At September 30, 1998, the Bank had $1.6 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 1998, dividends paid by the FHLB of Dallas to the Bank totaled $105,000.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1998, the Bank was in compliance with such requirements.

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

         TEXAS SAVINGS BANK LAW. To qualify as a Texas Savings Bank, Jacksonville must qualify under and continue to meet the asset test of Section 7701(a)(19), Internal Revenue Code of 1986, relating to domestic savings and loan associations. A Texas savings bank may make a loan or investment or engage in an activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank, or national bank if the financial institution's principal office is located in this state. A savings bank may make commercial loans up to 50% of the savings bank's total assets. A savings bank must maintain in its portfolio not less than 15 percent of the savings bank's deposits from its local service area in: (1) first and second lien residential mortgage loans or foreclosed residential mortgage loans originated in the savings bank's local service area;
(2) home improvement loans; (3) interim residential construction loans; (4) mortgage-backed securities secured by loans in the savings bank's local service area; and (5) loans for community reinvestment. The loans to one borrower rules for Texas savings bank may not be less restrictive than those applicable to savings associations under the Federal Home Owners' Loan Act ("HOLA"). Under the HOLA, unless more stringent conditions are imposed by the Director of the OTS, savings associations are subject to the lending limits applicable to national banks, which include a limitation on loans to any one borrower of 15% of capital. Notwithstanding that limitation, savings associations generally may make loans to one borrower not to exceed $500,000, to develop domestic residential housing units, not to exceed the lesser of $30,000,000 or 30 percent of the savings association's unimpaired capital and unimpaired surplus. For loans to finance the sale of real property acquired in satisfaction of debts previously contracted, loans to any one borrower may not exceed 50 percent of unimpaired capital and surplus. A Texas savings bank or subsidiary may not invest in an equity security unless the security qualifies as an investment grade security under rules adopted by the Texas Commissioner and Finance Commission or the security is an eligible investment for a federal savings and loan association. Investments in subsidiaries are generally limited to 10 percent of the savings bank's total assets. Unless approved in advance by the Commissioner, a Texas savings bank must maintain an amount equal to at least 10 percent of its average daily deposits for the most recently completed calendar quarter in liquid investments specified by statute, including cash, reserve balances, and readily marketable investments.

ITEM 2. PROPERTIES.

At September 30, 1998, Jacksonville conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and six full-service branches in Cherokee County and surrounding counties.

       Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 1998.

DESCRIPTION/                                 LEASED/          NET BOOK VALUE
ADDRESS                                       OWNED            OF PROPERTY              DEPOSITS
---------------------------------          -----------       ----------------     ------------------

                                                              (In Thousands)
Main Office                                   Owned              $ 538                   $ 76,636
Commerce and Neches Streets
Jacksonville, Texas

Branch Office                                 Owned                691                     55,218
1015 North Church Street
Palestine, Texas

Branch Office                                 Owned                 81                     13,948
107 East Fourth Street
Rusk, Texas

Branch Office                                 Owned                511                     16,171
1412 Judson Road
Longview, Texas

In-Store Branch Office                        Leased               219                      1,428
Wal-Mart Supercenter
515 E. Loop 281
Longview, Texas

Branch Office                                 Owned                463                     22,319
617 South Palestine Street
Athens, Texas

Branch Office                                 Owned              1,433                     18,770
5620 Old Bullard Road
Tyler, Texas


---------------------

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

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 42 of the Company's 1998 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 1 of the Company's 1998 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 2 to 6 of the Company's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from page 3 of the Company's 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 17 to 22 of Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 5 to 10 of the Company's definitive proxy statement, dated December 26, 1998, ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 10 to 14 of the Company's Proxy Statement.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a)    Documents filed as part of this Report

                (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):
                Independent Auditor's Report

                Consolidated Statements of Financial Condition at September 30, 1998 and 1997

                Consolidated Statements of Earnings for the Years Ended September 30, 1998, 1997 and 1996

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

                Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997, and 1996

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

                   NO.                                 EXHIBITS
              ------------       ----------------------------------------
                   3.1           Articles of Incorporation*
                   3.2           Bylaws*
                   4.1           Specimen Common Stock Certificate*
                 10.1(a)         1994 Stock Incentive Plan**(1)
                 10.1(b)         1994 Directors' Stock Option Plan**(1)
                 10.1(c)         1994 Management Recognition Plan***(1)
                 10.1(d)         1996 Management Recognition Plan***(1)
                 10.1(e)         1996 Stock Option Plan**(1)
                 10.1(f)         Employee Stock Ownership Plan*(1)
                 10.1(g)         Acquisition Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville IHC, Inc., and
                                 Jacksonville Savings and Loan Association
                  10.2           1996 Management Recognition Plan***(1)
                  10.6           Employment Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville Savings and Loan
                                 Association and Jerry M. Chancellor
                                 (representative of a similar agreement entered
                                 into with Bill W. Taylor)*(1)
                   13            1998 Annual Report to Stockholders specified
                                 portion (p.1 to 15) of the Registrant's Annual
                                 Report to Stockholders for the year ended September
                                 30, 1998
                   23            Consent of Independent Auditors
                   27            Financial Data Schedule

       *Incorporated herein by reference to the Registrant's Registration Statement No. 33-81015 on Form S-1.

       **Incorporated herein by reference to the Registrant's Registration Statement No. 333-18031 on Form S-8.

       ***Incorporated herein by reference to the Registrant's Form 10-K filed as of December 30, 1997.

       (b) Reports on Form 8-K during the quarter ended September 30, 1998:

----------------------

(1) Management contract or compensatory plan or arrangement.

           1. On September 9, 1998, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

           2.              On August 6, 1998, the Company filed a
                           current report on Form 8-K announcing 3rd quarter earnings for the period ended June 10, 1998.

           3.              On July 27, 1998, the Company filed a
                           current report on Form 8-K announcing
                           approval to repurchase 5% stock buyback.

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

                                        JACKSONVILLE BANCORP, INC.

DECEMBER 22, 1998                             By:/s/ Jerry M. Chancellor
                                                 -------------------------------
                                                 Jerry M. Chancellor
                                                 Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jerry M. Chancellor                                        DECEMBER 22, 1998
----------------------------------------------------
Jerry M. Chancellor, Director and Chief Executive
  Officer (Principal Executive Officer)


/s/ W. G. Brown                                                DECEMBER 22, 1998
----------------------------------------------------
W. G. Brown, Chairman


/s/ Charles Broadway                                           DECEMBER 22, 1998
---------------------------------------------------
Charles Broadway, Director


/s/ Ray W. Beall                                               DECEMBER 22, 1998
----------------------------------------------------
Ray W. Beall, Director

/s/ Dr. Joe Tollett                                            DECEMBER 22, 1998
----------------------------------------------------
Dr. Joe Tollett, Director


/s/ Bill W. Taylor                                             DECEMBER 22, 1998
----------------------------------------------------
Bill W. Taylor, Director and
  Executive Vice President (Principal Financial
  and Accounting Officer)


/s/ Robert Brown                                               DECEMBER 22, 1998
----------------------------------------------------
Robert Brown, Director

                                 END OF DOCUMENT