Form 10-Q
period 1998-12-31
JACKSONVILLE BANCORP INC
filed 1999-02-11
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1998
                               -----------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File Number 0-28070
                       ------------------

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                           75-2632781
-------------------------------                           ----------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

Commerce at Neches
Jacksonville, Texas                                           75766
-------------------------------                           --------------
(Address of principal                                       (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of February 10, 1999, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,341,447 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.              Financial Information
----------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Item 1.              Financial Statements

                     Consolidated Statements of Financial
                     Condition as of December 31, 1998
                     (Unaudited)and September 30, 1998(Audited)                  3

                     Consolidated Statements of Earnings for the
                     Three Months Ended December 31, 1998
                     and 1997 (Unaudited)                                        4

                     Consolidated Statements of Cash Flows for
                     the Three Months Ended December 31, 1998 and
                     1997 (Unaudited)                                            5

                     Consolidated Statements of Changes in
                     Stockholders' Equity for the Three Months Ended
                     December 31, 1998 (Unaudited)                               6

                     Notes to Consolidated Financial Statements                  7

Item 2.              Management's Discussion and Analysis of                     8
                     Financial Condition and Results of Operations
                     for the Three Months Ended December 31, 1998

Item 3.              Quantitative and Qualitative Disclosures about
                     Market Risk                                                11

PART II.             Other Information
----------------------------------------------------------------------------------

Item 1.              Legal Proceedings                                          13
Item 2.              Changes in Securities                                      13
Item 3.              Defaults upon Senior Securities                            13
Item 4.              Submission of Matters to a Vote of Security Holders        13
Item 5.              Other Information                                          13
Item 6.              Exhibits and Reports on Form 8-K                           13
Signatures

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                      December 31,   September 30,
                                                      -------------  -------------
                                                          1998           1998
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       1,589  $       3,086
  Interest-bearing deposits                                   6,573          7,781
  Investment securities:
    Held-to-maturity, at cost                                10,496         15,493
    Available-for-sale, at estimated market value             5,539          4,520
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 6,461          7,045
    Available-for-sale, at estimated market value            23,454         24,821
  Loans receivable, net                                     197,157        191,153
  Accrued interest receivable                                 1,990          2,090
  Foreclosed real estate, net                                   568            531
  Premises and equipment, net                                 3,885          3,936
  Stock in Federal Home Loan Bank of Dallas, at cost          1,646          1,622
  Mortgage servicing rights                                     567            534
  Deferred tax assets                                           336            322
  Prepaid expenses and other assets                             151            226
                                                      -------------  -------------
        Total assets                                  $     260,412  $     263,160
                                                      =============  =============

LIABILITIES
  Deposits                                            $     206,258  $     204,490
  FHLB Advances                                              15,000         17,000
  Advances from borrowers for taxes and insurance             1,212          3,807
  Accrued expenses and other liabilities                      1,951          2,131
                                                      -------------  -------------
        Total liabilities                                   224,421        227,428

DEFERRED INCOME
  Gain on sale of real estate owned                             145            169

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27             27
    2,366,547 and 2,390,047 shares outstanding at
    December, 1998 And September,
    1998, respectively
    Additional paid in capital                               22,678         22,650
    Retained earnings, substantially restricted              19,539         18,963
  Less:
    Treasury shares, at cost                                 (4,789)        (4,413)
    (309,425 & 285,925 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,185)        (1,224)
    Shares acquired by Management Recognition Plan             (473)          (515)
    Net of unrealized gain in market value
      of securities available for sale                           49             75
                                                      -------------  -------------
        Total stockholders' equity                           35,846         35,563
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     260,412  $     263,160
                                                      =============  =============

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
INTEREST INCOME

  Loans receivable                                       $    4,062  $    3,738
  Mortgage-backed securities                                    480         346
  Investment securities                                         281         381
  Other                                                          93          59
                                                         ----------  ----------
    Total interest income                                     4,916       4,524

INTEREST EXPENSE
  Other                                                         198          30
  Deposits                                                    2,429       2,376
                                                         ----------  ----------
      Total interest expense                                  2,627       2,406
                                                         ----------  ----------
      Net interest income                                     2,289       2,118
PROVISION FOR LOSSES ON LOANS                                    15           -
                                                         ----------  ----------

  Net interest income after
    provision for losses on loans                             2,274       2,118

NONINTEREST INCOME
  Fees and deposit service charges                              346         332
  Real estate operations, net                                    45          24
  Other                                                          60          31
                                                         ----------  ----------
      Total noninterest income                                  451         387

NONINTEREST EXPENSE
  Compensation and benefits                                     929         860
  Occupancy and equipment                                       154         136
  Insurance expense                                              40          43
  Other                                                         298         287
                                                         ----------  ----------
      Total noninterest expense                               1,421       1,326

INCOME BEFORE TAXES ON INCOME                                 1,304       1,179

TAXES ON INCOME                                                 446         396
                                                         ----------  ----------

  Net earnings                                           $      858  $      783
                                                         ==========  ==========

EARNINGS PER SHARE
  Basic                                                  $      .38  $      .34
                                                         ==========  ==========

  Diluted                                                $      .37  $      .32
                                                         ==========  ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1998         1997
                                                             ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $      858          783
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                   63           52
      Amortization/Accretion of securities                            3            4
      Provision for losses on loans and real estate                  15            -
      Loans originated for sale                                  (8,877)      (8,514)
      Loans sold                                                  8,877        8,514
      Gain on sale of other real estate                             (59)         (32)
      Gain on sale of loans                                         (32)         (14)
      Accrual of MRP awards                                          42           41
      Release of ESOP shares                                         67           79
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable          101          (13)
        (Increase) decrease in prepaid expenses and
          other assets                                               73          (36)
        (Increase)Decrease in FIT receivable                        (14)         444
        Decrease in accrued expenses and other liabilities         (180)        (797)
        Decrease in deferred income                                 (25)         (17)
                                                             ----------   -----------
        Net cash provided by (used in) operating
            activities                                              912          494

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                             (1,037)       (1,500)
  Proceeds on maturity of investment securities                  4,986         2,007
  Net principal payments (origination) on loans                 (6,012)         (964)
  Proceeds from sale of foreclosed real estate                      16             1
  Purchase of mortgage-backed securities                             -        (2,171)
  Principal paydowns on mortgage-back securities                 1,951         1,189
  Capital expenditures                                             (12)         (174)
  Purchase of stock in FHLB                                        (25)          (28)
                                                            -----------   -----------
          Net cash (used in) provided by investing
            activities                                            (133)       (1,640)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       1,768         4,000
  Net decrease in advances for taxes and insurance              (2,595)       (2,558)
  Dividends paid                                                  (282)         (288)
  Payment on FHLB advances                                      (2,000)            -
  Proceeds from other borrowings                                     -            65
  Purchase of Treasury stock                                      (376)            -
                                                             ----------    ---------
      Net cash provided by financing activities                 (3,485)        1,219
                                                             ----------    ---------
      Net increase (decrease)in cash and cash equiv.            (2,706)           73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                10,868         4,114
                                                            ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    8,161    $    4,187
                                                            ==========    ==========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                  Total
                                                                               Stockholders'
                                                                                  Equity
                                                                               -------------

BALANCE AT SEPTEMBER 30, 1998                                                   $   35,562

    Net earnings                                                    858
    Other comprehensive income - net change in
    unrealized gain on securities available for sale               (26)
                                                                   ----
  Comprehensive income                                                                 832
  Accrual of MRP awards                                                                 42
  Accrual of ESOP compensation                                                          39
  Cash dividends                                                                      (282)
  Treasury shares purchased                                                           (375)
  Reflect change in cost and current market value of ESOP shares                        28
                                                                                    ------

BALANCE AT DECEMBER 31, 1998                                                    $   35,846
                                                                                ==========

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the three month periods ended December 31, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                                         Three Months Ended
                                            December 31,

                                    1998                   1997
                                    ----                   ----

  Basic EPS - Average
   shares outstanding            2,264,332               2,305,271

  Effect of dilutive
    stock options                   75,360                 106,155
                                ----------              ----------

  Diluted EPS - Average
    shares outstanding           2,339,692               2,411,426
                               ============             ==========



NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

                           JACKSONVILLE BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1998 to December 31, 1998.

        At December 31, 1998, the assets of Jacksonville totaled $260.4 million compared to $263.2 million at September 30, 1998, a decrease of $2.8 million. This decrease was primarily the result of using cash and interest bearing deposits to pay $2.0 million on advances at Federal Home Loan Bank and the payment of annual taxes from customers escrow accounts.

        Cash on hand decreased from $3.1 million at September 30, 1998 to $1.6 million at December 31, 1998 while interest-bearing deposits decreased $1.2 million for the respective periods.

        The investment securities portfolios, held-to-maturity and available-for-sale, declined during the quarter from a total of $20.0 million at September 30, 1998 to $16.0 million at December 31,1998. The $4.0 million decrease was the result of maturities and calls of securities in the portfolios.

        Mortgage-backed securities, held-to-maturity and available-for-sale, decreased from $31.9 million at September 30, 1998 to $29.9 million at the end of the quarter, primarily representing principal reductions for the period.

        Loans receivable, net increased by $6.0 million from $191.2 million at September 30, 1998 to $197.2 million at December 31, 1998. The increase was primarily funded with investment securities maturities and calls and from payments in the mortgage-backed securities portfolio.

        All remaining asset classifications for December 31, 1998 remained relatively comparable to those numbers disclosed at September 30, 1998 with the exception of prepaid expenses and other assets which reduced from $226,000 to $151,000 for the quarter.

        At December 31, 1998 liabilities of the Company totaled $224.4 million compared to $227.4 million at September 30, 1998. Deposits grew $1.8 million for the quarter from $204.5 million to $206.3 million at December 31, 1998, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances decreased from $17.0 million to $15.0 million for the comparable periods due to the repayment of a $2.0 million advance.

        Advances from borrowers for taxes and insurance decreased from $3.8 million to $1.2 million for the quarter ended December 31, 1998. This decrease is the result of the payment from customer's escrow accounts all amounts due to taxing agencies for the year 1998.

         Accrued expenses and other liabilities decreased from $2.1 million at September 30, 1998 to $2.0 million at December 31, 1998.

         Deferred income, gain on sale of real estate owned, decreased from $169,000 at September 30, 1998 to $145,000 at December 31, 1998. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

         Stockholder's equity increased during the period by $283,000 from $35.6 million to $35.9 million. Retained earnings increased from $19.0 million at September 30, 1998 to $19.5 million at December 31, 1998 primarily as a result of net income for the quarter after dividends. Treasury shares increased for the quarter from $4.4 million to $4.8 million due to the repurchase of 23,500 shares during the period bringing total treasury shares to 309,425.

         Shares acquired by the Employee Stock Ownership Plan decreased by $39,000 due to the release of ESOP shares during the quarter ended December 31, 1998. Shares acquired by the Management Recognition Plan decreased by $42,000 from $515,000 at September 30, 1998 to $473,000 at December 31, 1998, due
primarily to accrual of Management Recognition Plan awards.

         Net unrealized gain/loss on securities, available for sale, decreased from a $75,000 gain at September 30, 1998 to a $49,000 gain at December 31, 1998. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three month period ended December 31, 1998 to the three month period ended December 31, 1997.

         Jacksonville reported net earnings of $858,000 for the three months ended December 31, 1998 compared to $783,000 for the three months ended December 31, 1997. The increase in net income of $75,000 was due to an increase in net interest income after provision for losses on loans of $156,000; an increase of $64,000 in noninterest income; partially offset by an increase in noninterest expenses of $95,000 and an increase in Federal Income Tax of $50,000.

Net Interest Income

         Total interest income increased by $392,000 during the three months ended December 31, 1998 compared to the same period in the prior year. Interest income from loans receivable increased $324,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities increased $134,000 from $346,000 for the quarter ended December 31, 1997 to $480,000 for the quarter ended December 31, 1998 due primarily to an increase in portfolio balances for the comparable periods. Interest on investment securities decreased $100,000 from $381,000 for the quarter ended December 31, 1997 to $281,000 at December 31, 1998 as the average balance of the portfolio during the comparable quarters decreased as Jacksonville shifted funds from investment securities to mortgage-backed certificates and loan originations. Other interest income increased from $59,000 for the three month period ended December 31, 1997 to $93,000 for the comparable period ended December 31, 1998.

         Total interest expense increased by $221,000 for the three months ended December 31, 1998 compared to the same period in 1997 due primarily to an increase in interest paid on FHLB advances of $168,000 and an increase of $53,000 on deposits.

Provisions for Losses on Loans

         Jacksonville recorded $15,000 in provision for loan losses for the quarter ended December 31, 1998 as compared to no provision during the same period in the prior year. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

Noninterest Income

         Total noninterest income increased from $387,000 for the three months ended December 31, 1997 to $451,000 for the comparable period in 1998. The $64,000 increase was the result of an increase of $14,000 in fees and deposit service charges; an increase of $21,000 in real estate operations, net; and a $29,000 increase in other non-interest income.

Noninterest Expense

         For the three months ended December 31, 1998, noninterest expense increased by $95,000 over the comparable period ended December 31, 1997. The increase was primarily due to an increase in compensation and benefits of $69,000; an increase of $18,000 in occupancy and equipment; an increase of $11,000 in other noninterest expense; offset by a reduction in insurance expense of $3,000.

Income Tax Expense

         For the three months ended December 31, 1997 and December 31, 1998, the provisions for income tax amounted to $396,000 and $446,000, respectively. The higher provisions for income tax during the quarter ended December 31, 1998 was due to the higher taxes resulting from increased earnings during the quarter.

Liquidity

         The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 1998 the Bank's liquidity was $57.4 million with a liquidity ratio of 27.55%.

Regulatory Capital Requirements

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At December 31, 1998, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk based capital levels of 13.01%, 24.23% and 25.07%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $23.5 million, $28.3 million, and $23.9 million respectively.

"Safe Harbor" Statement

         In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Jacksonville operates), the impact of competition for Jacksonville's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Jacksonville has no control), and other risks detailed in this Form 10-Q and in Jacksonville's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Jacksonville undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Jacksonville files from time to time with the Securities and Exchange Commission.

Year 2000 Statement

         Jacksonville has been actively addressing the Year 2000 problem since 1996. The data system operated by Jacksonville is maintained by an in-house staff consisting of five personnel. The Year 2000 Compliance Project consist of five phases: Awareness, Assessment, Modification, Testing and Implementation. The in-house system has been through all five phases of the Year 2000 Compliance Project. A full system test was completed successfully on November 6, 1998. All internal programs have been placed into production and Jacksonville's system is considered to be Year 2000 compliant. Since the main system has been through all five phases of the plan, the possibility of failure is minute. However, Jacksonville employs a staff of programmers to remedy software problems that may occur.

         For all software supplied by external vendors three phases of the plan have been completed and the staff is currently working in phase four, testing. Should any of the small number of external vendors not be ready by the March 31, 1999 deadline, a replacement would be introduced.

         The cost of the Year 2000 plan is considered to be minimal to the institution since an in-house staff has been able to perform the majority of the necessary steps toward Y2K compliance.

Quantitative and Qualitative Disclosures about Market Risk

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

         Interest rate risk can be defined as the exposure of the Bank's net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, which tend to increase when new loan rates are substantially higher than rates on existing loans and conversely, decrease when rates on new loans are substantially lower than rates on existing loans, (iv) the value of the Bank's mortgage loans and the resultant ability to realize gains on the sale of such assets and (v) the carrying value of investment securities classified as available-for-sale and the resultant adjustments to shareholder's equity.

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

         The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at December 31, 1998, would result in a 3.1% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 9.4% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

         At December 31, 1998, the Bank was within the acceptable ranges set forth in the Bank's Interest Rate Risk policy.

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

             Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable

ITEM 5.  OTHER INFORMATION

             Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibit 27: Financial Data Schedule
         (b)      8K dated November 5, 1998 - Announces Annual Earnings
                  8K dated December 11, 1998 - Declaration of Dividends
                  8K dated December 21, 1998 - Receives Approval for New Branch

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JACKSONVILLE BANCORP, INC.

DATE:   February 10, 1999                            By:  /s/ JERRY CHANCELLOR
       -------------------                                ------------------
                                                          Jerry Chancellor, President

DATE:   February 10, 1999                            By:  /s/ BILL W. TAYLOR
       ------------------                                 ---------------
                                                           Bill W. Taylor
                                                          Exec. Vice President
                                                          Chief Financial Officer