Form 10-Q
period 1999-03-31
JACKSONVILLE BANCORP INC
filed 1999-05-12
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              ----------------------------------------------
                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------
Commission File Number 0-28070
                      --------------------------
                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                        -------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                       75766
-----------------------                                -----------
(Address of principal                                  (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                     No
    ---                                      ---
As of May 7, 1999, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,320,647 shares were outstanding.

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.              Financial Information
--------------------------------------------------------------------------------------
                                                                                  Page
Item 1.              Financial Statements

                     Consolidated Statements of Financial
                     Condition as of March 31, 1999

                     (Unaudited)and September 30, 1998(Audited)                     3

                     Consolidated Statements of Earnings for the
                     Six and Three Months Ended March 31, 1999
                     and 1998 (Unaudited)                                           4

                     Consolidated Statements of Cash Flows for
                     the Six Months Ended March 31, 1999 and
                     1998 (Unaudited)                                               5

                     Consolidated Statements of Changes in
                     Stockholders' Equity for the Six Months Ended
                     March 31, 1999 (Unaudited)                                     6

                     Notes to Consolidated Financial Statements                     7

Item 2.              Management's Discussion and Analysis of                        8
                     Financial Condition and Results of Operations
                     for the Six and Three Months Ended March 31, 1999

Item 3.              Quantitative and Qualitative Disclosures about
                     Market Risk                                                    11

PART II.             Other Information
--------------------------------------------------------------------------------------
Item 1.              Legal Proceedings                                              14
Item 2.              Changes in Securities                                          14
Item 3.              Defaults upon Senior Securities                                14
Item 4.              Submission of Matters to a Vote of Security Holders            14
Item 5.              Other Information                                              14
Item 6.              Exhibits and Reports on Form 8-K                               15
Signatures


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                         March 31,   September 30,
                                                       -----------   -------------
                                                           1999          1998
                                                     --------------  -------------
                                                       (Unaudited)     (Audited)

ASSETS
  Cash on hand and in banks                           $       1,926  $       3,086
  Interest-bearing deposits                                   6,028          7,781
  Investment securities:
    Held-to-maturity, at cost                                 8,999         15,493
    Available-for-sale, at estimated market value             7,000          4,520
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 5,673          7,045
    Available-for-sale, at estimated market value            21,762         24,821
  Loans receivable, net                                     202,202        191,153
  Accrued interest receivable                                 2,024          2,090
  Foreclosed real estate, net                                   468            531
  Premises and equipment, net                                 3,903          3,936
  Stock in Federal Home Loan Bank of Dallas, at cost          1,844          1,622
  Investment in real estate at cost                             321              -
   Mortgage servicing rights                                    591            534
  Deferred tax assets                                           329            322
  Prepaid expenses and other assets                             147            226
                                                      -------------  -------------
        Total assets                                  $     263,217  $     263,160
                                                      =============  =============

LIABILITIES

  Deposits                                            $     208,459  $     204,490
  FHLB Advances                                              15,000         17,000
  Advances from borrowers for taxes and insurance             2,064          3,807
  Accrued expenses and other liabilities                      1,658          2,131
                                                      -------------  -------------
        Total liabilities                                   227,181        227,428

DEFERRED INCOME
  Gain on sale of real estate owned                             144            169

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27             27
    2,330,647 and 2,390,047 shares outstanding at
    March 31, 1999 and September 30, 1998, respectively
    Additional paid in capital                               22,706         22,650
    Retained earnings, substantially restricted              20,149         18,963
  Less:
    Treasury shares, at cost                                 (5,343)        (4,413)
    (345,325 & 285,925 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,145)        (1,224)
    Shares acquired by Management Recognition Plan             (432)          (515)
    Accumulated other comprehensive income (loss)               (70)            75
                                                      --------------  ------------

        Total stockholders' equity                           35,892         35,563
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     263,217  $     263,160
                                                      =============  =============

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                       Six Months Ended       Three Months Ended
                                           March 31,               March 31,
                                      ------------------     ---------------------
                                        1999       1998        1999         1998
                                       ------     ------     --------     --------
INTEREST INCOME
  Loans receivable                    $  8,250   $  7,476     $  4,188   $  3,738
  Mortgage-backed securities               903        679          423        333
  Investment securities                    533        763          252        382
  Other                                    154        120           61         61
                                      --------   --------     --------   --------
    Total interest income                9,840      9,038        4,924      4,514

INTEREST EXPENSE
  Other                                    391         60          193         30
  Deposits                               4,775      4,733        2,346      2,357
                                      --------   --------     --------   --------
      Total interest expense             5,166      4,793        2,539      2,387
                                      --------   --------     --------   --------
      Net interest income                4,674      4,245        2,385      2,127
PROVISION FOR LOSSES ON LOANS               30          5           15          5
                                      --------   --------     --------   --------

  Net interest income after

    provision for losses on loans        4,644      4,240        2,370      2,122

NONINTEREST INCOME
  Fees and deposit service charges         665        636          319        304
  Real estate operations, net              123         71           78         47
  Other                                    124         65           64         34
                                      ---------   -------     --------   --------
      Total noninterest income             912        772          461        385

NONINTEREST EXPENSE
  Compensation and benefits              1,894      1,812          965        952
  Occupancy and equipment                  314        291          160        155
  Insurance expense                         82         85           42         42
  Other                                    622        638          324        351
                                      --------   --------     --------   --------
      Total noninterest expense          2,912      2,826        1,491      1,500

INCOME BEFORE TAXES ON INCOME            2,644      2,186        1,340      1,007

TAXES ON INCOME                            897        732          451        336
                                      --------   --------     --------   --------

  Net earnings                        $  1,747   $  1,454     $    889   $    671
                                      ========   ========     ========   ========

EARNINGS PER SHARE
  Basic                               $    .78   $    .63     $    .40   $    .29
                                      ========   ========     ========   ========

  Diluted                             $    .75   $    .60     $    .39   $    .28
                                      ========   ========     ========   ========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                               1999         1998
                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    1,747   $    1,454
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  128          117
     Amortization/Accretion of securities                            7            7
     Provision for losses on loans and real estate                  30            5
     Loans originated for sale                                 (15,118)     (14,044)
     Loans sold                                                 15,118       14,044
     Gain on sale of other real estate                            (155)        (124)
     Gain on loans sold                                            (57)         (43)
     Accrual of MRP awards                                          83           83
     ESOP compensation accrued                                     135          165
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable           67          (40)
       (Increase) decrease in prepaid expenses and
         other assets                                               78         (268)
       Increase in Federal income taxes receivable                  (6)          67
       Decrease in accrued expenses and other liabilities         (473)        (616)
       Decrease in deferred income                                 (26)         (48)
                                                            ----------   ----------
         Net cash provided by operating activities               1,558          759

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                  9,399        7,969
  Purchase of investment securities                             (5,537)      (4,497)
  Net principal payments (origination) on loans                (10,970)      (5,074)
  Proceeds from sale of foreclosed real estate                     109            4
  Purchase of mortgage-backed securities                             -       (2,171)
  Principal paydowns on mortgage-backed securities               4,431        2,813
  Capital expenditures                                             (96)        (233)
  Purchase of stock in FHLB Dallas                                (223)         (56)
  Investment in real estate                                       (321)           -
                                                             ----------     -------
         Net cash used in investing activities                  (3,208)      (1,245)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       3,969        4,553
  Net decrease in advances for taxes and insurance              (1,743)      (1,922)
  Proceeds from Note payable                                         -           59
  Dividends paid                                                  (560)        (595)
  Payment of FHLB advances                                      (2,000)           -
  Purchase of Treasury stock                                      (930)           -
  Proceeds from exercise of stock options                            -            2
                                                            ----------   ----------
         Net cash provided by (used in) financing
           activities                                           (1,264)       2,097
                                                            -----------  ----------
         Net increase in cash and cash equivalents              (2,914)       1,611
                                                            -----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                10,868        4,114
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    7,954   $    5,725
                                                            ==========   ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                    ------------
BALANCE AT SEPTEMBER 30, 1998                                        $   35,562

    Net earnings                                                          1,747
    Other comprehensive income - net change in
    unrealized gain on securities available for sale                       (145)
                                                                         ------
  Comprehensive income                                                    1,602
  Accrual of MRP awards                                                      83
  Accrual of ESOP compensation                                               79
  Cash dividends                                                           (560)
  Treasury shares purchased                                                (930)
  Reflect change in cost and current market value of ESOP shares             56
                                                                         ------


BALANCE AT MARCH 31, 1999                                            $   35,892
                                                                     ==========

                                       -6-

                           JACKSONVILLE BANCORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the six and three month periods ended March 31, 1999 and 1998 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                               Six Months Ended         Three Months Ended
                                   March 31,                 March 31,
                              1999         1998         1999        1998
                            ---------    ---------    ---------    --------
  Basic EPS - Average
   shares outstanding       2,244,262    2,305,320    2,229,533    2,311,158

  Effect of dilutive
   stock options               75,578      111,811       75,860      117,082
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,319,840    2,417,131    2,305,393    2,428,240
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

                           Jacksonville Bancorp, Inc.

                       Management Discussion and Analysis
                 of Financial Condition and Results of Operation

Discussion of Changes in Financial Condition from September 30, 1998 to March 31, 1999.

       At March 31, 1999 the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $263.2 million unchanged from the September 30, 1998 totals.

       Cash on hand decreased from $3.1 million at September 30, 1998 to $1.9 million at March 31, 1999 and interest bearing deposits decreased from $7.8 million to $6.0 million for the same six month period. Interest bearing deposits are primarily deposits at the Federal Home Loan Bank of Dallas ("FHLB") with daily closing balances being paid overnight rates.

       Investment securities, held-to-maturity, decreased by $6.5 million from $15.5 million at September 30, 1998 to $9.0 million at March 31, 1999. Investment securities, available-for-sale, increased by $2.5 million from $4.5 million to $7.0 million for the same period. The net decrease was primarily due to calls and maturities of investment securities with the proceeds used for funding of loans and meeting cash flow needs.

       Mortgage-backed securities, held-to-maturity and available-for-sale, decreased from $31.9 million at September 30, 1998 to $27.4 million at March 31,1999, primarily representing principal reductions for the period.

       Loans receivable, net increased by $11.0 million from $191.2 million at September 30, 1998 to $202.2 million at March 31, 1999. The increase was primarily funded with investment securities' maturities and calls, from payments in the mortgage-backed securities portfolio, and decreases in cash on hand and interest bearing deposits.

       All other asset classifications for March 31, 1999 remained relatively comparable to those numbers disclosed at September 30, 1998 with the exception of investment in real estate at cost of $321,000 at March 31, 1999 representing an investment in a Hallsville, Texas subdivision development.

       At March 31, 1999 liabilities of the Company totaled $227.2 million compared to $227.4 million at September 30, 1998. Deposits grew $4.0 million for the six month period from $204.5 million at September 30, 1998 to $208.5 million at March 31, 1999, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances decreased from $17.0 million to $15.0 million for the six month period due to the repayment of a $2.0 million advance.

       Advances from borrowers for taxes and insurance decreased from $3.8 million at September 30, 1998 to $2.1 million at March 31, 1999. This decrease is the result of the payment from customer's escrow accounts of all amounts due to taxing agencies for 1998 during the quarter ended December 31, 1998.

       Accrued expenses and other liabilities decreased from $2.1 million at September 30, 1998 to $1.7 million at March 31, 1999.

       Deferred income, gain on sale of real estate owned, decreased from $169,000 at September 30, 1998 to $144,000 at March 31, 1999. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

       Stockholder's equity increased from $35.6 million at September 30, 1998 to $35.9 million at March 31, 1999. Retained earnings increased from $19.0 million to $20.1 million for the six month period primarily as a result of net income after dividends. Treasury shares increased for the six month period from $4.4 million to $5.3 million due to the repurchase of 59,400 shares during the period bringing total treasury shares to 345,325.

       Shares acquired by the Employee Stock Ownership Plan decreased by $79,000 due to the release of ESOP shares during the six month period ended March 31, 1999. Shares acquired by the Management Recognition Plan decrease by $83,000 from $515,000 at September 30, 1998 to $432,000 at March 31, 1999, due primarily to accrual of Management Recognition Plan awards.

       Net unrealized gain/loss on securities, available for sale, decreased from a $75,000 unrealized gain at September 30, 1998 to a $70,000 unrealized loss at March 31, 1999. These gains/losses were based on "marked-to market" values of the held-for-sale portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three and six months ended March 31, 1999 and 1998.

       Net income for the three months ended March 31, 1999 totaled $889,000 compared to $671,000 for the three months ended March 31, 1998. The increase of $218,000 was primarily due to an increase in total interest income of $410,000 from $4.5 million at March 31, 1998 to $4.9 million at March 31, 1999, offset by an increase in total interest expense from $2.4 million to $2.5 million for the comparable period. Provisions for losses on loans increased from $5,000 at March 31, 1998 to $15,000 at March 31, 1999.

       Non-interest income increased $76,000 or 19.7% from $385,000 for the quarter ended March 31, 1998 to $461,000 for the March 31, 1999 quarter. Non-interest expense remained at $1.5 million for the comparable periods. Federal income taxes were higher by $115,000 at March 31, 1999 and amounted to $451,000 compared to $336,000 for the comparable period in 1998.

       Net income for the six months ended March 31, 1999 was $1.7 million compared to $1.5 million for the same period in 1998. The increase of $293,000 was primarily due to an increase in net income after provisions for loan losses of $404,000, an increase of $140,000 in total non-interest income, offset by an increase of $86,000 in total non-interest expense, and an increase in federal income taxes of $165,000.

Net Interest Income

       The Company's net interest income before provisions for loan losses was $2.4 million for the three months ended March 31, 1999. This amount represents an increase of $258,000 from the $2.1 million of net interest income before provisions for loan losses for the three month period ended March 31, 1998.

       For the six months ended March 31, 1999, net interest income before provision for loan losses increased by $429,000 to $4.7 million from the comparable period ended March 31, 1998. The increase for the three months and six months ended March 31, 1999, was primarily due to an increase in interest income from larger loan portfolios, offset by a reduction in interest from investment securities of $130,000 and $230,000 for the three months and six months ended March 31, 1999 respectively.

Provisions for Losses on Loans

       The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $10,000 from $5,000 at March 31, 1998 to $15,000 at March 31, 1999. For the six month period ended March 31, 1999 the provision was $30,000 compared to $5,000 at March 31, 1998.

Non-Interest Income

       Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $76,000 from $385,000 for the three month period ended March 31, 1998 to $461,000 for the comparable period in 1999. This increase was primarily due to increases in fees and deposit service charges of $15,000; in real estate operation, net of $31,000 and in other non-interest income of $30,000.

       For the six month period, non-interest income increased from $772,000 at March 31, 1998 to $912,000 at March 31, 1999 primarily due to an increase in fees and deposit service charges of $29,000; an increase in income from real estate operations of $52,000, and an increase of other non-interest income of $59,000.

Non-Interest Expense

       For the three months ended March 31, 1999, non-interest expense remained at $1.5 million, the same total as shown for the three months ended March 31, 1998. Compensation and benefits increased $13,000, occupancy and equipment increased $5,000 while other non-interest expenses decreased $27,000.

       Non-interest expenses increased by $86,000 for the six month period from $2.8 million at March 31, 1998 to $2.9 million at March 31, 1999. This increase was primarily due to an increase in compensation and benefits of $82,000; an increase of $23,000 in occupancy and equipment, offset by a reduction in insurance expense of $3,000 and a decrease in other non-interest expense of $16,000.

Taxes

       The provision for income tax amounted to $451,000 and $897,000 for the three and six months ended March 31, 1999 respectively, compared to $336,000 and $732,000 for the three and six months ended March 31, 1998, respectively, based on earnings for the period.

Liquidity

       The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 1999 the Bank's liquidity was $53.2 million with a liquidity ratio of 25.5%.

Regulatory Capital Requirements

       The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31,1999, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 12.73%, 23.11%, 23.95%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $22.7 million, $27.3 million, and $22.8 million respectively.

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

       During the quarter, Jacksonville also completed all five compliance phases for software supplied by external vendors and this software has been determined to be Y2K compliant.

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

       The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at March 31, 1999, would result in a 4.8% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 7.6% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

       At March 31, 1999, the Bank was within the acceptable ranges set forth in the Bank's Interest Rate Risk policy.

Recent Developments

            During the quarter ended March 31, 1999 the Jacksonville Savings Bank, S.S.B. began construction on its second Tyler, Texas branch located at 2507 University Blvd. Management estimates the completion date of the building to be early Fall, 1999.

            In addition, Jacksonville Savings Bank, S.S.B. broke ground on a residential real estate development project in Hallsville, Texas, a community near Longview, Texas. The project will involve the development of a 66 acre tract into 70 residential lots to be sold to builders and individual for single-family home construction.

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

                     Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                     Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 26, 1999.

              (b)    Not Applicable


              (c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                     (1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified - Charles Broadway received votes for 1,938,763; against 39,104; abstain 0; and not voted 428,784. W.G. Brown received votes for 1,937,238; against 40,629; abstain 0 and not voted 389,680. Jerry Hammons received votes for 1,938,904; against 38,963; abstain 0; and not voted 389,680.

                     (2) Proposal to ratify the appointment by the Board of Directors of Henry & Peters, P.C., as the Company's independent auditors for the fiscal year ending September 30, 1999; received votes for 1,939,749; against 25,747; abstain 12,371; and not voted 389,680.

              (d)    Not Applicable

ITEM 5.     OTHER INFORMATION

                   Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 27: Financial Data Schedule
            (b)   8K dated January 11, 1999  - Announces First Quarter Earnings
            (c)   8K dated February 24, 1999 - Receives FDIC Approval on
                                               Residential Development Venture
            (d)   8K dated March 10, 1999    - Announces Declaration of Cash
                                               Dividend

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JACKSONVILLE BANCORP, INC.

DATE: May 7, 1999                      By: /s/ Jerry Chancellor
                                          --------------------------------
                                               Jerry Chancellor, President

DATE: May 7, 1999                      By: /s/ Bill W. Taylor
                                          --------------------------------
                                               Bill W. Taylor
                                               Exec. Vice President
                                               Chief Financial Officer