Form 10-Q
period 1999-06-30
JACKSONVILLE BANCORP INC
filed 1999-08-11
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                              -----------------------------
                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number 0-28070
                       -------

                           Jacksonville Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                  75-2632781
-------------------------------                    ----------------
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
---------------------                               ----------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of August 9, 1999, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,258,997 shares were outstanding.

                     JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                        INDEX

PART I.                 Financial Information
-------------------------------------------------------------------------------------
                                                                                Page
                                                                                ----
Item 1.                 Financial Statements

                        Consolidated Statements of Financial
                        Condition as of June 30, 1999
                        (Unaudited)and September 30, 1998(Audited)               3

                        Consolidated Statements of Earnings for the Nine and
                        Three Months Ended June 30, 1999 and 1998 (Unaudited)    4

                        Consolidated Statements of Cash Flows for
                        the Nine Months Ended June 30, 1999 and
                        1998 (Unaudited)                                         5

                        Consolidated Statements of Changes in
                        Stockholders' Equity for the Nine Months Ended
                        June 30, 1999 (Unaudited)                                6

                        Notes to Consolidated Financial Statements               7

Item 2.                 Management's Discussion and Analysis of                  8
                        Financial Condition and Results of Operations for the
                        Nine and Three Months Ended June 30, 1999

Item 3.                 Quantitative and Qualitative Disclosures about Market
                        Risk                                                    14

PART II.                Other Information
-------------------------------------------------------------------------------------

Item 1.                 Legal Proceedings                                       16
Item 2.                 Changes in Securities                                   16
Item 3.                 Defaults upon Senior Securities                         16
Item 4.                 Submission of Matters to a Vote of Security Holders     16
Item 5.                 Other Information                                       16
Item 6.                 Exhibits and Reports on Form 8-K                        16
Signatures

                     JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS)

                                                          June 30,    September 30,
                                                      -------------  -------------
                                                            1999            1998
                                                      -------------  -------------
                                                        (Unaudited)      (Audited)
ASSETS
  Cash on hand and in banks                           $       2,191  $       3,086
  Interest-bearing deposits                                   5,633          7,781
  Investment securities:
    Held-to-maturity, at cost                                 6,969         15,493
    Available-for-sale, at estimated market value            11,749          4,520
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 5,162          7,045
    Available-for-sale, at estimated market value            34,568         24,821
  Loans receivable, net                                     213,236        191,153
  Accrued interest receivable                                 2,175          2,090
  Foreclosed real estate, net                                   638            531
  Premises and equipment, net                                 4,149          3,936
  Stock in Federal Home Loan Bank of Dallas, at cost          1,950          1,622
  Investment in real estate at cost                             502              -
  Mortgage servicing rights                                     580            534
  Deferred tax assets                                           618            322
  Prepaid expenses and other assets                             189            226
                                                      -------------  -------------
        Total assets                                  $     290,309  $     263,160
                                                      =============  =============

LIABILITIES
  Deposits                                            $     211,030  $     204,490
  FHLB Advances                                              39,000         17,000
  Advances from borrowers for taxes and insurance             3,078          3,807
  Accrued expenses and other liabilities                      1,632          2,131
                                                      --------------  ------------
        Total liabilities                                   254,740        227,428

DEFERRED INCOME
  Gain on sale of real estate owned                             140            169

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27             27
    2,289,047 and 2,390,047 shares outstanding at
    June 30,1999 and September 30, 1998, respectively
    Additional paid in capital                               22,714         22,650
    Retained earnings, substantially restricted              20,822         18,963
  Less:
    Treasury shares, at cost                                 (6,001)        (4,413)
    (386,925 & 285,925 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,131)        (1,224)
    Shares acquired by Management Recognition Plan             (390)          (515)
    Accumulated other comprehensive income (loss)              (612)            75
                                                      --------------  ------------

        Total stockholders' equity                           35,429         35,563
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     290,309  $     263,160
                                                      =============  =============


                     JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                               (DOLLARS IN THOUSANDS)
                                      UNAUDITED

                                       Nine Months Ended       Three Months Ended
                                           June 30,                 June 30,
                                      -------------------     -------------------
                                        1999       1998         1999       1998
                                      --------   --------     --------   --------
INTEREST INCOME
  Loans receivable                    $ 12,606   $ 11,366     $  4,356   $  3,890
  Mortgage-backed securities             1,433        945          530        266
  Investment securities                    786      1,117          253        354
  Other                                    217        178           63         59
                                      --------   --------     --------   --------
    Total interest income               15,042     13,606        5,202      4,569

INTEREST EXPENSE
  Other                                    733        104          342         44
  Deposits                               7,161      7,076        2,386      2,343
                                      --------   --------     --------   --------
      Total interest expense             7,894      7,180        2,728      2,387
                                      --------   --------     --------   --------
      Net interest income                7,148      6,426        2,474      2,182

PROVISION FOR LOSSES ON LOANS               45         20           15         15
                                      --------   --------     --------   --------

  Net interest income after
    provision for losses on loans        7,103      6,406        2,459      2,167

NONINTEREST INCOME
  Fees and deposit service charges       1,021        942          356        306
  Real estate operations, net              127        117            4         46
  Other                                    154         95           30         30
                                      ---------   -------     --------   --------
      Total noninterest income           1,302      1,154          390        382

NONINTEREST EXPENSE
  Compensation and benefits              2,810      2,756          916        945
  Occupancy and equipment                  468        441          154        150
  Insurance expense                        124        127           42         42
  Other                                    925        911          303        273
                                      --------   --------     --------   --------
      Total noninterest expense          4,327      4,235        1,415      1,410

INCOME BEFORE TAXES ON INCOME            4,078      3,325        1,434      1,139

TAXES ON INCOME                          1,384      1,115          487        383
                                      --------   --------     --------   --------

  Net earnings                         $ 2,694    $ 2,210     $    947   $    756
                                       =======    =======     ========   ========

EARNINGS PER SHARE
  Basic                               $   1.21   $    .96     $    .43   $    .33
                                      ========   ========     ========   ========

  Diluted                             $   1.17   $    .91     $    .42   $    .31
                                      ========   ========     ========   ========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                               1999         1998
                                                            --------    --------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  2,694    $  2,210
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                196         180
     Amortization/Accretion of securities                         10          13
     Provision for losses on loans and real estate                45          20
     Loans originated for sale                               (18,343)    (21,256)
     Loans sold                                               18,343      21,256
     Gain on sale of other real estate                          (168)       (174)
     Gain on loans sold                                          (46)        (71)
     Accrual of MRP awards                                       125         125
     ESOP compensation accrued                                   157         250
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable        (85)        (47)
       (Increase) decrease in prepaid expenses and
         other assets                                             35        (271)
       Increase in Federal income taxes receivable              (296)        (61)
       Decrease in accrued expenses and other liabilities       (499)       (369)
       Decrease in deferred income                               (30)        (60)
                                                            --------    --------
         Net cash provided by operating activities             2,138       1,745

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities               14,134      11,453
  Purchase of investment securities                          (13,535)     (8,493)
  Net principal payments (origination) on loans              (22,176)    (11,593)
  Proceeds from sale of foreclosed real estate                   109          14
  Purchase of mortgage-backed securities                     (14,867)          -
  Principal paydowns on mortgage-backed securities             7,002       3,050
  Capital expenditures                                          (408)       (447)
  Purchase of stock in FHLB Dallas                              (328)          -
  Sale of stock in FHLB Dallas                                     -         247
  Investment in real estate                                     (502)          -
                                                            --------    --------
         Net cash used in investing activities               (30,571)     (5,769)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     6,540       6,870
  Net decrease in advances for taxes and insurance              (730)     (1,055)
  Proceeds from Note payable                                       -          59
  Dividends paid                                                (834)       (866)
  Payment on notes payable                                         -          (8)
  Advances from FHLB                                          24,000       5,000
  Payment of FHLB advances                                    (2,000)     (3,000)
  Purchase of Treasury stock                                  (1,588)       (465)
  Proceeds from exercise of stock options                          -           9
                                                            --------    --------
         Net cash provided by (used in) financing
           activities                                         25,388       6,544
                                                            --------    --------
         Net increase in cash and cash equivalents            (3,045)      2,520
                                                            --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              10,868       4,114
                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  7,823    $  6,634
                                                            ========    ========

                     JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED JUNE 30, 1999
                               (DOLLARS IN THOUSANDS)
                                      UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                    -------------
BALANCE AT SEPTEMBER 30, 1998                                        $ 35,563
    Net earnings                                          2,694
    Other comprehensive income - net change in
    unrealized gain on securities available for sale       (688)
                                                          -----
  Comprehensive income                                                  2,006
  Accrual of MRP awards                                                   125
  Accrual of ESOP compensation                                            157
  Cash dividends                                                         (834)
  Treasury shares purchased                                            (1,588)
                                                                     --------

BALANCE AT JUNE 30, 1999                                             $ 35,429
                                                                     ========

                          JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


NOTE 1 - BASIS OF PRESENTATION

  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
  The results of operations for the nine-month and three-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE

  Basic earnings per share for the nine and three month periods ended June 30, 1999 and 1998 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                                Nine Months Ended       Three Months Ended
                                    June 30,                 June 30,
                               1999         1998         1999         1998
                            ---------    ---------    ---------    -------
  Basic EPS - Average
   shares outstanding       2,227,100    2,304,020    2,204,347    2,312,994

  Effect of dilutive
   stock options               75,360      113,507       74,879      116,639
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,302,460    2,417,527    2,279,226    2,429,633
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

                             JACKSONVILLE BANCORP, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1998 to June 30, 1999.

      At June 30, 1999, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $290.3 million, which represented an increase of $27.1 million from the $263.2 million held on September 30, 1998.

      Investments in interest-bearing deposits decreased by $2.1 million to $5.6 million during the period primarily in the form of deposits at the Federal Home Loan Bank ("FHLB") of Dallas where daily closing balances are paid overnight rates.

      Investment securities, held-to-maturity, decreased by $8.5 million to $7.0 million at June 30, 1999. This decrease was primarily due to calls and maturities of investment securities with the proceeds used primarily for funding of loans, buying available-for-sale securities and meeting cash flow needs. Investment securities, available-for-sale, increased by $7.2 million to $11.7 million at June 30, 1999. Most purchases of investment securities were placed in the available-for-sale category during the period.

      Mortgage-backed certificates, held-to-maturity, decreased by $1.9 million from September 30, 1998, to June 30, 1999, due primarily to escalated principal reductions from refinancing of loans in a lower interest rate environment. Mortgage-backed certificates, available-for-sale, increased by $9.7 million primarily due to a limited wholesale growth strategy involving leveraged investing using FHLB advances .

      Loans receivable, net increased during the period by $22.1 million to $213.2 million at June 30, 1999. This increase was primarily due to management's decision to hold in portfolio a portion of Jacksonville Savings Bank's ("Bank") fixed rate loans rather than sell them on the secondary market. In addition, the Company continued to originate small commercial real estate loans, home equity loans, and consumer loans which were placed in its portfolio.

      Foreclosed real estate, net increased slightly from $531,000 at September 30, 1998, to $638,000 at June 30, 1999. This increase was primarily due to foreclosure balances exceeding the balances on properties sold during the nine month period.

      Premises and equipment, net increased by $213,000 from $3.9 million at September 30, 1998, to $4.1 million at June 30, 1999, primarily as a result of the purchase of land and costs associated with the construction of a second branch in Tyler, Texas.

      Stock in Federal Home Loan Bank of Dallas increased from $1.6 million at September 30, 1998 to $2.0 million at June 30, 1999 due primarily to the purchase of additional shares of stock.

      Investment in real estate at cost amounted to $502,000 at June 30, 1999 as a result of the cost to date in connection with the development of a residential subdivision in Hallsville, Texas.

      Since interest rates did not significantly change servicing rights valuations, the increase of $46,000 in mortgage servicing rights during the nine month period ended June 30, 1999 reflects a slight increase in loan sales with serving retained by the Company.

      Deferred Federal Income Taxes increased by $296,000 to $618,000 from September 30, 1998, to June 30, 1999, as a result of accruals made during the period based on earnings for the nine month period.

      Prepaid expenses and other assets decreased from $226,000 at September 30, 1998, to $189,000 at June 30, 1999.

      At June 30, 1999, the liabilities of the Company totaled $254.7 million as compared to $227.4 million at September 30, 1998. Deposits grew $6.5 million for the nine month period from $204.5 million to $211.0 million at June 30, 1999, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $17.0 million at September 30, 1998 to $39.0 million at June 30, 1999 with the increased amount being used to fund loans and to purchase mortgage-backed securities under a limited leveraged growth strategy.

      Advances from borrowers for taxes and insurance decreased from $3.8 million at September 30, 1998 to $3.1 million at June 30, 1999. This decrease is the result of the payment from customer escrow accounts all amounts due to taxing agencies for the year 1998 and the refunding of any excess escrow to loan customers in accordance with regulations, offset by monthly tax and insurance payments credited to individual escrow accounts.

      Accrued expenses and other liabilities decreased from $2.1 million at September 30, 1998, to $1.6 million at June 30, 1999. This $499,000 decrease was primarily due to a decrease in accrued federal income tax payable of $407,000; a decrease in accounts payable-pension trust of $96,000; a decrease of $54,000 in reserve for employee profit sharing; offset by an increase in accrued interest payable on FHLB advances of $81,000.

      Deferred Income, gain on sale of real estate owned, decreased from $169,000 at September 30, 1998, to $140,000 at June 30, 1999. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

      Stockholder's equity decreased during the period by $134,000 from $35.6 million at September 30, 1998, to $35.4 million at June 30, 1999. Additional paid-in-capital increased $64,000 as the result of recognizing the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period.

      Retained earning increased by $1.9 million primarily as a result of net income for the nine month period after dividends. Treasury shares increased from $4.4 million at September 30, 1998 to $6.0 million at June 30, 1999 due to the repurchase by the Company of 101,000 treasury shares during the period bringing the total shares held in treasury to 386,925 shares at an average cost per share of $15.51.

      Shares acquired by the Employee Stock Ownership Plan decreased by $93,000 due to the release of ESOP shares during the nine month period ended June 30, 1999. Shares acquired by the Management Recognition Plan decreased by $125,000 from $515,000 at September 30, 1998 to $390,000 at June 30, 1999, due primarily to accrual of Management Recognition Plan awards.

      Net unrealized gain/loss on securities, available for sale, changed from an unrealized gain of $75,000 at September 30, 1998, to a $612,000 unrealized loss at June 30, 1999. This loss was based on "marked-to-market" values of the portfolio at June 30, 1999, in accordance with FASB 115.

Comparison of Operating Results for the three and nine months ended June 30, 1998 and 1999.

      Net Income for the three months ended June 30, 1999, totaled $947,000 as compared to $756,000 for the comparable period ended June 30, 1998. The increase of $191,000 reflected a $292,000 increase in net interest income after provision for loan losses.

      Net interest income after provision for losses on loans was primarily affected by an increase of $633,000 in total interest income offset by an increase in total interest expense of $341,000. Non-interest income increased by $8,000 from $382,000 at June 30, 1998 to $390,000 at June 30, 1999 while non-interest expense for the comparable periods increased by $5,000. Taxes on income for the three months ended June 30, 1999 increased by $104,000 compared to the comparable period ended June 30, 1998.

      Net income for the nine months ended June 30, 1999, totaled $2.7 million compared to $2.2 million for the same period in 1998. Net interest income after provision for losses on loans increased by $697,000 to $7.1 million, reflecting a $722,000 increase in net interest income and an increase of $25,000 in provision for losses on loans. Non-interest income also increased, in an amount of $148,000 to $1.3 million, reflecting primarily a $79,000 increase in fees and deposit service charges. Non-interest expense increased by $92,000, primarily as a result of a $54,000 increase in compensation and benefits expense; an increase of $27,000 in occupancy and equipment; and an increase of $14,000 in other non-interest expenses. Taxes on income increased by $269,000 in the nine month period ended June 30, 1999 compared to the prior nine month period.

Net Interest Income

      The Company's net interest income before provisions for loan losses was $2.5 million for the three months ended June 30, 1999. This amount represents an increase of $292,000 from the $2.2 million of net interest income before provisions for loan losses for the three month period ended June 30, 1998. The increase of $292,000 was primarily due to an increase of $633,000 in total interest income, and an increase of $341,000 in total interest expense.

      The increase in net interest income for the nine month period ended June 30, 1999 of $722,000 to $7.1 million as compared to the prior period was primarily due to an increase of $1.7 million in interest income from loans receivable and the mortgage-backed securities portfolios, and an increase in other interest income of $39,000; offset by an increase in total interest expense of $714,000, and a decrease of $331,000 in investment securities income.

Provisions for Losses on Loans

      The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision for the three month period ended June 30, 1999 remained at $15,000, the same amount as reported June 30, 1998. For the nine month period ended June 30, 1999 the loan loss provision was $45,000 compared to $20,000 for June 30, 1998.

Non-Interest Income

      Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $8,000 for the three month period ended June 30, 1999, as compared to the three month period ended June 30, 1998, amounting to $390,000 and $382,000 for the respective periods. This increase was primarily due to increases in fees and deposit service charges of $50,000 offset by a reduction in real estate operation, net of $42,000.

      For the nine months ended June 30, 1999, non-interest income increased by $148,000 from $1.15 million at June 30, 1998 to $1.30 million. This increase was primarily due to an increase in fees and deposit service charges of $79,000, an increase of $59,000 in other noninterest income, and an increase in real estate operations, net of $10,000.

Non-Interest Expense

      For the three months ended June 30, 1999, non-interest expense increased by $5,000 over the comparable period ended June 30, 1998. The increase was primarily due to an increase in other non-interest expense of $30,000; an increase of $4,000 in occupancy and equipment; offset by a reduction in compensation and benefits of $29,000.

      Non-interest expenses increased by $92,000 for the nine month period ended June 30, 1999, to $4.33 million over the $4.24 million for the comparable period in 1998. The increase was primarily due to an increase in compensation and benefits of $54,000; an increase in occupancy and equipment of $27,000, an increase of $14,000 in other non-interest expenses, partially offset by a decrease in insurance expense of $3,000.

Taxes

      The provision for income tax amounted to $487,000 and $1.4 million for the three and nine months ended June 30, 1999, respectively, compared to $383,000 and $1.1 million during the three and nine months ended June 30, 1998, respectively, based on earnings for the period.

Liquidity

      The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 1999 the Bank's liquidity was $68.2 million with a liquidity ratio of 32.8%.

Regulatory Capital Requirements

      The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 1999, Jacksonville Savings Bank had Tier 1 leveraged capital, and Tier 1 risk based capital and total risk based capital levels of 11.34%, 19.28% and 20.01%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $20.7 million and $25.3 million, and $19.9 million respectively.

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

Year 2000 Statement

      Jacksonville has been actively working since 1996 to address the Y2K impact on the Company. Management formed a Year 2000 compliance team which developed a plan to correct any harmful impact of Year 2000 issues on its operations.

      The Y2K project consisted of five phases: Awareness, Assessment, Modification, Testing, and Implementation. The in-house data system, operated and maintained by an in-house staff of five personnel, has completed all five phases of the Year 2000 compliance project. A full system test was completed successfully on November 6, 1998 and all internal programs have been implemented and placed into production. Management believes the system is Year 2000 compliant and feels the possibility of failure is minute. However, Jacksonville employs a staff of programmers to remedy any software problems that may occur.

      Jacksonville also has completed all five compliance phases for software supplied by external vendors and this software has been determined to be Y2K compliant.

      The cost of the Year 2000 is considered to be minimal to Jacksonville since the in-house staff has been able to perform the majority of the necessary steps toward Y2K compliance.

      Disruptions in the economy generally resulting from Year 2000 issues outside our data system could adversely affect the company. Jacksonville has developed a contingency plan in the event that material Year 2000 situations arise. This plan has been submitted to regulatory authorities for approval. This plan is expected to be completed by September, 1999.

New Accounting Pronouncements

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

      The Company will adopt the provision of SFAS No. 133 effective July 1, 1999 and does not anticipate that it will significantly impact financial position or results of operations.

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

      The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at June 30, 1999, would result in a 8.9% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 2.0% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

      At June 30, 1999, the Bank was within the acceptable ranges set forth in the Bank's Interest Rate Risk policy.

Recent Developments

      During the quarter ended June 30, 1999, Jacksonville Savings Bank, S.S.B., continued construction of its second branch in Tyler, Texas located at 2507 University Blvd. The project remains on schedule and management anticipates an opening date of the facilities to be September, 1999.

      Jacksonville Savings Bank, S.S.B., has completed the first phase of its residential real estate development project in Hallsville, Texas. The property has been cleared and all streets have been cut to grade. The second phase, utility construction, has been placed for bids and is expected to be completed in the fourth fiscal quarter.

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

                  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)   Not Applicable

            (b)   Not Applicable

            (c)   Not Applicable

            (d)   Not Applicable

ITEM 5.     OTHER INFORMATION

            Texas Regulatory Changes

                  On May 13, 1999 changes to regulations on additional offices and facilities for state savings banks became effective. The changes were adopted by the Finance Commission of Texas. The amendments are designed to reduce regulatory burden and update application procedures.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibit 27: Financial Data Schedule
            (b)   8K dated April 12, 1999  -  Announces Second Quarter Earnings
                  8K dated May 19, 1999    -   Stock Repurchase Announcement
                  8K dated June 10, 1999   -   Announces Declaration of Cash
                                               Dividend

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JACKSONVILLE BANCORP, INC.


DATE: August 9, 1999                      By:   /s/ JERRY CHANCELLOR
                                             --------------------------------
                                              Jerry Chancellor, President


DATE: August 9, 1999                      By:   /s/ BILL W. TAYLOR
                                             --------------------------------
                                               Bill W. Taylor
                                               Exec. Vice President
                                               Chief Financial Officer