Form 10-K405
period 1999-09-30
JACKSONVILLE BANCORP INC
filed 1999-12-23
CIK 1005507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -------------
                        Commission File No: 000-28070

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 10, 1999, the aggregate value of the 1,714,573 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 217,091 shares held by all directors and officers of the Registrant as a group and 202,048 shares held by Jacksonville Bancorp, Inc. Employee Stock Ownership Plan, was approximately $25,289,952. This figure is based on the closing price of $14.75 per share of the Registrant's Common Stock on December 10, 1999.

Number of shares of Common Stock outstanding as of December 10, 1999:
2,133,712.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.          BUSINESS.

GENERAL

     Jacksonville Bancorp, Inc.'s (the "Company") primary asset is Jacksonville Savings Bank, SSB ("Jacksonville" or the "Bank"). The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans, consumer loans, home equity loans, and a limited number of commercial real estate loans. In 1994 Jacksonville established a consumer loan department to promote development of this type of lending. After approval of equity lending beginning January 1, 1998, Jacksonville also established an equity loan department. In addition, Jacksonville invests in United States government and federal agency securities and government-guaranteed mortgage-backed securities.

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

MARKET AREA

     Jacksonville's market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area's economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and the principal business activity in the city is manufacturing. There are 75 manufacturing concerns in Jacksonville. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s which was compounded by defense-related cutbacks. However, the area's economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area's economic base has diversified into such fields as health services, research and technology.

     Major companies in Jacksonville's market area include Alligence HealthCare, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithography and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler

Junior College, Texas College, Lon Morris College, Jacksonville College, and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 1999, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 5.35% as compared to 5.5% in 1998 and the estimated unemployment rates for the United States during these periods were 4.1% and 5.0% respectively.

LENDING ACTIVITIES

     At September 30, 1999, Jacksonville's net loan portfolio totaled $216.3 million representing approximately 74.5% of Jacksonville's $290.4 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 1999, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1999, Jacksonville's single-family residential loan portfolio totaled $164.7 million, representing approximately 72.9% of Jacksonville's total loans, before net items, at that date. Jacksonville held $12.0 million in commercial real estate loans at that date, representing 5.3% of total loans, before net items. Of the commercial real estate loans, $3.5 million, or 29.1%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. In addition to these loans secured by real estate acquired in satisfaction of debts previously contracted, Jacksonville originated $4.8 million in new commercial loans during fiscal 1999. The only other significant areas of lending activity by Jacksonville are construction loans, land loans, and consumer loans which, as of September 30, 1999, represented $21.2 million, or 9.4%, $3.2 million, or 1.4% and $24.0 million, or 10.6% of total loans. Home equity loans in the amount of $15.5 million are included in the single family portfolio.

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

     At September 30, 1999, Jacksonville's limit on loans-to-one borrower was $5.0 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.4 million, $1.3 million, $1.1 million, $993,000, and $912,000. The first loan for $1.4 million was a commercial real estate loan to finance the construction of a national chain motel. The second loan for $1.3 million was a loan to develop a residential subdivision. The $1.1 million loan was for two commercial buildings, while the $993,000 loan was for commercial real estate with residential real estate as additional collateral. The $912,000 loan was for multiple town house units. All of these loans are secured primarily by residential and nonresidential real estate located in Cherokee County and surrounding counties in East Texas.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.

                                                                             SEPTEMBER 30,
                                     -------------------------------------------------------------------------------
                                                  1999                     1998                         1997
                                     --------------------------   -------------------------   ----------------------
                                     AMOUNT           %           AMOUNT            %         AMOUNT         %
                                     ------------   -----------   ------------    ---------   -----------  ---------
                                      (Dollars in Thousands)
MORTGAGE LOANS:

  Single-family residential(1)       $164,661        72.9%           $149,961         74.7%     $141,107       78.0%
  Multi-family residential                819          .4%              1,091          0.5         1,144         .7
  Commercial                           12,000         5.3%              9,764          4.9         9,492        5.2
  Construction                         21,171         9.4%             15,486          7.7        10,799        5.9
  Land                                  3,172         1.4%              3,771          1.9         3,446        1.9
                                     --------        ----             -------         ----       -------       ----
     Total mortgage loans            $201,823        89.4%           $180,073         89.7%     $165,988       91.7%
                                     --------        ----             -------         ----       -------       ----

BUSINESS AND CONSUMER LOANS:

  Commercial business                 $     6           -            $     55           - %     $    76         - %
  Consumer loans:
    Secured by deposits                 2,183         1.0%              2,023          1.0         2,127        1.2
    Secured by vehicles                12,414         5.4%             10,577          5.3         6,537        3.6
    Personal real estate loans          5,399         2.4%              5,171          2.6         4,274        2.4
    Other                               4,019         1.8%              2,884          1.4         1,983        1.1
                                       ------         ----             ------          ---        ------      -----
    Total consumer loans               24,015        10.6%             20,655         10.3        14,921        8.3
                                       ------        ----              ------         ----        ------      -----
    Total business and consumer loans  24,021        10.6%             20,710         10.3        14,997        8.3
                                       ------        ----              ------         ----        ------      -----

    Total loans                      $225,844       100.0%           $200,783        100.0%     $180,985      100.0%
                                      -------       =====             -------        =====       -------      =====

Less:
  Undisbursed portion of loans in
   process                            $ 7,835                        $  7,846                   $  5,025
  Unearned discounts                       34                              46                         62
  Net deferred loan origination fees      496                             568                        662
  Unrealized losses on loans held for
    sale                                    -                               -                          -
  Allowance for loan losses             1,212                           1,170                      1,192
                                        -----                           -----                      -----
     Net loans                       $216,267                        $191,153                   $174,044
                                      =======                         =======                    =======

                                                               SEPTEMBER 30,
                                                ---------------------------------------------------
                                                          1996                        1995
                                                -----------------------    ------------------------
                                                   AMOUNT          %          AMOUNT           %
                                                -------------  --------    -------------   --------
                                                                 (Dollars in Thousands)

MORTGAGE LOANS:

  Single-family residential(1)                  $132,599          81.4%     $117,853          84.1%
  Multi-family residential                         1,268            .8         1,183            .8
  Commercial                                       8,604           5.3         8,167           5.8
  Construction                                     6,996           4.3         4,312           3.1
  Land                                             4,395           2.7         3,754           2.7
                                                 -------          ----       -------          ----
     Total mortgage loans                       $153,862          94.5%     $135,269          96.5%
                                                 -------          ----       -------          ----

BUSINESS AND CONSUMER LOANS:

  Commercial business                           $    219            .1%     $    232            .2%
  Consumer loans:
    Secured by deposits                            2,290           1.4         1,922           1.4
    Secured by vehicles                            2,961           1.8           960            .6
    Personal real estate loans                     2,686           1.6         1,253            .9
    Other                                            922            .6           526            .4
                                                   -----           ---         -----           ---
    Total consumer loans                           8,859           5.4         4,661           3.3
                                                   -----           ---         -----           ---
      Total business and consumer loans            9,078           5.5         4,893           3.5
                                                   -----           ---         -----           ---

    Total loans                                 $162,940         100.0%     $140,162         100.0%
                                                 -------         =====       -------         =====

Less:
  Undisbursed portion of loans in
   process                                        $2,956                    $  2,230
  Unearned discounts                                  89                         106
  Net deferred loan origination fees                 761                         893
  Unrealized losses on loans held for
    sale                                               -                           -
  Allowance for loan losses                        1,100                       1,000
                                                 -------                     -------

     Net loans                                  $158,034                    $135,933
                                                 =======                     =======


- --------------------------------

(1)  Includes first and second liens on single-family residences.

     CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 1999, regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                                                                                DUE 3-5       DUE 5-10      DUE 10-15
                                                                                 YEARS         YEARS          YEARS
                                 DUE BEFORE      DUE BEFORE     DUE BEFORE       AFTER         AFTER          AFTER
                                   9/30/00         9/30/01        9/30/02       9/30/99       9/30/99        9/30/99
                                ------------    ------------   ------------    ---------     ----------    ------------

                                                                      (In Thousands)

Single-family residential(1)    $     77        $   307         $   733      $  3,668         $22,332        $48,896
Multi-family residential               2                                                          191            547
Commercial                           193                             28           493           2,370          3,984
Construction                      21,171                                                                         987
Land                                   7             22              52           121             553
Commercial business                                   6
Consumer                             953          1,967           3,609         9,332           2,672          2,256
                                  ------          -----           -----        ------          ------         ------
    Total                       $ 22,403        $ 2,302         $ 4,422      $ 13,614         $28,118        $56,670
                                  ======          =====           =====        ======          ======         ======


                                    DUE MORE
                                     THAN 15
                                      YEARS
                                      AFTER
                                     9/30/99        TOTAL
                                   ----------   --------------

                                         (In Thousands)
Single-family residential(1)        $88,648       $164,661
Multi-family residential                 79            819
Commercial                            4,932         12,000
Construction                                        21,171
Land                                  1,430          3,172
Commercial business                                      6
Consumer                              3,226         24,015
                                     ------        -------
    Total                           $98,315       $225,844
                                     ======        =======



- -----------------------

(1)  Includes first and second liens on single-family residences.

     The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1999 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                    FLOATING OR
                                              FIXED RATES         ADJUSTABLE-RATES             TOTAL
                                           -----------------    --------------------       --------------

                                                                  (In Thousands)

Single-family residential(1)                    $110,977                $53,607               $164,584
Multi-family residential                             485                    332                    817
Commercial real estate                             6,357                  5,450                 11,807
Construction                                           0                      0                      0
Land                                               1,117                  2,048                  3,165
Commercial business                                    6                      0                      6
Consumer                                          23,062                      0                 23,062
                                                 -------                 ------                -------
  Total                                        $ 142,004                $61,437               $203,441
                                                 =======                 ======                =======

----------------------------

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

     ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Jacksonville are subject to the written, non-discriminatory, loan underwriting and administration guidelines established by Jacksonville's Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Jacksonville's Board of Directors. Jacksonville requires title insurance on most all mortgage loans except for certain small second mortgages of a minimal amount. Jacksonville obtains a letter certificate from title companies on some personal real estate loans and most home equity loans.

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

     Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to fiscal 1999 Jacksonville followed a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. However, during 1999 management elected to portfolio a greater percentage of its fixed rate mortgage product because of increased interest rates. When loans are sold to others, except to Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 1999, $82.4 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, each index would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 1999, $102.0 million or 45.2% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $62.7 million or 27.8% of such total loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $26.1 million, or 41.6%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                       YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------
                                             1999                1998              1997
                                         ---------------    -------------     --------------

         LOAN ORIGINATIONS:
           Single-family residential      $ 62,885              $55,408           $42,594
           Multi-family residential              0                    -                 -
           Land                                342                  862             1,876
           Commercial                        4,799                  983             1,079
           Construction                     23,446               20,135            10,126
           Commercial business                   0                   -                 -
           Consumer                         13,362               11,877            11,029
                                           ------                ------            ------
             Total loans originated        104,834               89,265            66,704
           Purchases                             -                    -                 -
             Total loans originated
               and purchased               104,834               89,265            66,704
                                           -------               ------            ------

         SALES AND LOAN PRINCIPAL
           REDUCTIONS:
           Loans sold                       23,866               28,189            22,311
           Loan principal
             repayments                     55,907               40,925            25,948
                                            ------               ------            ------
             Total loans sold and
               principal reductions         79,773               69,114            48,259


         Increase (decrease) due
           to other items, net(1)             (591)                (353)           (2,435)
                                            -------              -------           -------


         Net increase (decrease)
           in loan portfolio               $24,470              $19,798           $16,010
                                           =======              =======           =======

-------------------------

(1)  Consists of loan foreclosures, extensions and changes in net items.

     SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties including home improvement and home equity loans. At September 30, 1999, $164.7 million or 72.9% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

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

     Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from any origination fees, where applicable, for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $124.6 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold $32.8 million of loans to the mortgage banking company. During fiscal 1999, Jacksonville sold $18.5 million of loans to FHLMC and $5.4 million to the mortgage banking company. Loan sales were down primarily as a result of Jacksonville electing to portfolio more of its loan originations because of interest rates increases.

     During the year ended September 30, 1999, Jacksonville originated $62.9 million of single-family residential loans of which $59.4 million, or 94.4%, were fixed rate and $3.5 million, or 5.6%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $18.5 million, or 31.1%, to FHLMC. The volume of single-family residential loans originated increased by 13.5% from $55.4 million during fiscal 1998 as compared to $62.9 million during fiscal 1999 and the percentage of sales of such originations decreased from 50.9% in fiscal 1998 to 38.0% in fiscal 1999. During the year Jacksonville elected to portfolio a large number of its 15 and 30 year mortgage loan product because of the increased interest rates. Jacksonville will reevaluate this policy if there is a material and prolonged change in interest rates and may elect to again sell most of its loan originations with terms of more than 15 years.

     Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In order to continue to increase and then to maintain a high percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling most 30 year fixed-rate loans from its portfolio. As a result, at September 30, 1999, $62.7 million, or 27.8%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

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

     Due to the generally lower rates of interest prevailing in recent periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 5.6%, 3.1%, and 10.7% of Jacksonville's total originations of single-family residential loans during the years ended September 30, 1999, 1998, and 1997, respectively.

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

     Jacksonville also makes home improvement loans which amounted to $2.5 million as of September 30, 1999. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien. Effective January 1, 1998, Texas law permitted home equity lending and at September 30, 1999 there was a balance of $15.5 million in home equity loans.

     COMMERCIAL MORTGAGE LOANS. At September 30, 1999, $12.0 million, or 5.3%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $3.5 million, or 29.1%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates a limited number of commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 1999, 1998 and 1997 were, respectively, $4.8 million, $983,000 million, and $1.08 million.

     As of September 30, 1999, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $8.5 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 1999, $5.9 million, or 69.4%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

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

     CONSTRUCTION LOANS. At September 30, 1999, construction loans totaled $21.2 million or 9.4% of the total loan portfolio, before net items.

     Jacksonville makes construction loans to individuals for the construction of their residences. During recent years, it expanded its construction lending activities to include lending to developers for the construction of single-family residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction loan originations increased during the year ended September 30, 1999 to $23.4 million from $20.1 million during fiscal 1998.

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

     HOME EQUITY LOANS - At September 30, 1999 the principal balance on home equity loans totaled $15.5 million. Loans are secured by the homestead property, and may not exceed 80% of the appraised value of the property based on either the current market value as set forth by the County Appraisal District or by a new appraisal done by a qualified person. These loans are usually in a second lien position, but can be a first lien either through paying off the existing first lien or by there not being any existing liens on the property at the time the home equity loan is made. These loans are typically made for a term of 20 years or less. These loans are usually at a slightly higher rate of interest than most first lien loans and have fewer closing cost, making them very attractive for both consumer and Jacksonville.

     LAND LOANS. As of September 30, 1999, land loans totaled $3.2 million or 1.4% of the total loan portfolio, before net items. As of the date, Jacksonville had 100 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. Jacksonville does not make land loans for speculative purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 1999, was approximately $32,000.

     CONSUMER LOANS. At September 30, 1999, consumer loans totaled $24.0 million or 10.6% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles, personal real estate loans and loans to purchase personal property. Loans secured by deposits total $2.2 million at September 30, 1999. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future home sites and for additional property adjacent to their existing residence. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was substantially less than 20 years as of September 30, 1999. All of these loans are secured by the purchased land, but because these loans are typically for $40,000 or less they are not underwritten in the same manner as the Bank's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property. In some cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 1999, the bank had 336 personal real estate loans with an average balance of $16,000. Jacksonville's vehicle loan portfolio totaled $12.4 million at September 30, 1999. Jacksonville makes both new and used vehicle loans. Most all used vehicle loans are originated at higher interest rates than those rates on new vehicle loans. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest.

     MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 1999, $819,000 or .4%, and $6,000, or .0%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the nine multi-family loans in Jacksonville's loan portfolio as of September 30, 1999, the largest loan had a principal amount of $351,000 which represented 42.9% of the multi-family loan portfolio. As of September 30, 1999, Jacksonville had only one commercial business loan with a principal balance of $6,000.

     LOAN ORIGINATION AND OTHER FEES. In some cases, in addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

     The charging of points, in most cases, were limited during fiscal 1999 because of market conditions and strong competition in the one-to-four family residential loans in the East Texas market. Most financial institutions charged no points on these loan products; however, primarily in low principal residential mortgages and commercial loans, Jacksonville continued to charge a loan fee.

     In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Jacksonville's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans, adjusted for estimated prepayments based on Jacksonville's historical prepayment experience. At September 30, 1999, Jacksonville had $496,000 of loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

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

ASSET QUALITY

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1999, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                       SINGLE-FAMILY              MULTI-FAMILY
                                        RESIDENTIAL               RESIDENTIAL               COMMERCIAL
                               ----------------------------  -----------------------  ------------------------

                                   AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                               -----------  ---------------  ---------  ------------  ----------- ------------
                                                              (Dollars in Thousands)

Loans delinquent for:

  30-59 days                      $1,261         34.5%        $    -            -%      $ 754         20.7%
  60-89 days                         437         12.0              -            -
  90 days and over                   435         11.9              -            -
                                   -----         ----          ------       -----       -----         -----
    Total delinquent loans        $2,133         58.4%        $    -            -%      $ 754         20.7%
                                   =====         ====          ======       =====         ===         ====



                                      CONSTRUCTION                   LAND                     CONSUMER
                                 ----------------------    -----------------------    ------------------------

                                  AMOUNT     PERCENTAGE     AMOUNT      PERCENTAGE      AMOUNT     PERCENTAGE
                                 ---------  -----------    ----------  -----------    ----------  ------------
                                                            (Dollars in Thousands)

Loans delinquent for:

  30-59 days                      $   -            - %        $    -            -%      $ 577         15.8%
  60-89 days                          -            -               -            -          76          2.1
  90 days and over                    -            -               -            -         109          3.0
                                   ----         ----           -----         ----         ---         ----

    Total delinquent loans        $   -            - %        $    -            -%      $ 762         20.9%
                                   ====         ====           =====         ====         ===         ====


                                          TOTAL
                                 ------------------------

                                   AMOUNT    PERCENTAGE
                                 ---------- -------------

                                  (Dollars in Thousands)

Loans delinquent for:

  30-59 days                      $2,592         71.0%
  60-89 days                         513         14.1
  90 days and over                   544         14.9
                                   -----         ----
    Total delinquent loans        $3,649        100.0%

                                   =====        =====


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

     FORECLOSED REAL ESTATE. Foreclosed real estate(REO)is real property acquired by Jacksonville through foreclosure, deed in lieu of foreclosure, or through an exchange of foreclosed real estate. It is typically a poor or nonearning asset, and its acquisition in limited amounts is generally regarded as an unavoidable result of normal business operations. However, the holding of abnormally large amounts of REO for extensive periods of time can adversely affect earnings. As a result of adverse economic conditions that existed in Jacksonville's market area during the 1980s, Jacksonville, like most financial institutions in its market area, acquired an inordinately large amount of REO consisting primarily of commercial real estate and, to a lesser degree, single-family residential property.

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

     REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $346,000, $531,000, and $526,000 as of September 30, 1999, 1998, and
1997 respectively.

     Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 1999, Jacksonville had no REO sold by the deposit method.

     The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.

                                                               SEPTEMBER 30,
                                        ----------------------------------------------------------

                                           1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ----------
                                                           (Dollars in Thousands)

Non-accruing loans:
  Single-family residential(1)          $     435   $     642   $     448    $    465   $      534
  Multi-family residential                      -           -           -           -            -
  Commercial                                    -           -         154           -            3
  Construction                                  -           -           -           -            -
  Land                                          -           -           -         321           26
  Commercial business                           -           -           -           -            -
  Consumer                                    109          36          42          29            -
                                              ---         ---         ---         ---          ---
    Total non-accruing loans                  544         678         644         815          563

Accruing loans 90 days or more
  delinquent                                  -             -           -           -            -
                                              ---         ---         ---         ---          ---
  Total non-performing loans                  544         678         644         815          563
                                              ---         ---         ---         ---          ---

Real estate owned(2)                          346         531         526       1,051        2,052
                                              ---       -----       -----       -----        -----
  Total non-performing assets           $     890   $   1,209   $   1,170    $  1,866   $    2,615
                                              ===       =====       =====       =====        =====

Troubled debt restructurings            $     338        $379   $     383    $    387   $      391
                                              ===         ===         ===         ===          ===

Total non-performing loans and
  troubled debt restructurings
  as a percentage of total net loans         .41%        .55%        .59%        .76%         .70%
                                             ===         ===         ===         ===          ===

Total non-performing assets and
  troubled debt restructurings as
  a percentage of total assets               .42%        .60%        .66%       1.03%        1.51%
                                             ===         ===         ===        ====         ====


- ---------------------------------

(1)  Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

     At September 30, 1999, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

     The interest income that would have been recorded during fiscal 1999, 1998, and 1997 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $26,000, $48,000, and $63,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note [5] to the Consolidated Financial Statements. During the year ended September 30, 1999, no interest income was actually recorded on any loans after they were placed on non-accrual status.

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

     Jacksonville's classified assets at September 30, 1999 consisted of $67,000 of assets classified as special mention, $1.5 million of assets classified as substandard, and none classified as doubtful or loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $346,000, or 23.0%, were non residential real estate parcels acquired as real estate owned, $960,000, or 63.8%, were single-family residential loans. The remaining balance of $198,000 was in consumer loans and repossessed autos.

     The following table sets forth the Bank's classified assets at the dates indicated.

                                                 SEPTEMBER 30,
                                  ------------------------------------------
                                      1999           1998            1997
                                  -----------    --------------   ----------
                                                 (In Thousands)

Classification:
  Special mention                  $   67           $  245           $   60
  Substandard                       1,504            1,681            1,923
  Doubtful                              -               -                -
  Loss(1)                               -               -                -
                                    -----            -----            -----
    Total classified assets        $1,571           $1,926           $1,983
                                    =====            =====            =====


- ---------------------

(1)  Excludes foreclosed real estate that has been fully reserved.

     Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. For fiscal 1999 non-performing loans decreased to $544,000 while net charge-offs for the period totaled $18,000. The Company's level of net loans outstanding increased $25.1 million which included an increase of 16.3% in consumer loans. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $60,000 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

     At September 30, 1999, Jacksonville's allowance for loan losses amounted to $1.2 million, the same amount as allocated at September 30, 1998.

     The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.

                                                                        YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------------------

                                         1999                1998                 1997               1996             1995

                                    ---------------     ---------------   ------------------    ---------------   ---------------
                                                                         (Dollars in Thousands)

Total net loans outstanding          $216,267              $191,153            $174,044             $158,034          $135,933

                                     ========               =======             =======              =======           =======

Average loans outstanding            $205,057              $180,021            $163,569             $145,021          $128,623

                                     ========               =======             =======              =======           =======
Balance at beginning of
  period                             $  1,170              $  1,192            $  1,100             $  1,000          $  1,000

Charge-offs                               (18)                  (57)                (18)                  --               (57)

Recoveries                                 --                    --                  --                   --                32

                                      --------               -------            -------             --------          --------

Net charge-offs                           (18)                  (57)                (18)               1,000               (25)

Provision for losses on loans              60                    35                 110                  100                25

                                         -----                 ---              -------             --------           -------

Balance at end of period             $  1,212             $   1,170            $  1,192             $  1,100          $  1,000

                                        ======              =======             =======             ========           =======
Allowance for loan losses
  as a percent of total net
  loans outstanding                        .56%                 .61%                .68%                 .70%              .74%

                                           ====                 ===               =====                 ====              ====
Ratio of net charge-offs to
  average loans outstanding                .01%                 .03%                .01%                  --%              .02%

                                           ====                ====               =====                 ====              ====


- ----------------------

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                      SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                             1999                          1998                    1997

                                 --------------------------    --------------------------   -------------------------
                                               % OF LOAN                      % OF LOAN                 % OF LOAN
                                                 IN EACH                        IN EACH                   IN EACH
                                                 CATEGORY                       CATEGORY                  CATEGORY
                                                 TO TOTAL                       TO TOTAL                  TO TOTAL
                                     AMOUNT       LOANS            AMOUNT        LOANS          AMOUNT      LOANS
                                   ----------  -------------    ------------   ----------   ------------  ---------
                                                                  (Dollars in Thousands)

Mortgage loans                       $  957            79%        $1,092         93.3%       $1,027         86.2%
Commercial business loans                 -             -              -            -            10           .8
Consumer loans                          255            21             78          6.7           155         13.0
                                      -----         -----          -----        -----         -----        -----

    Total allowance for loan losses  $1,212         100.0%        $1,170        100.0%       $1,192        100.0%
                                      =====         =====          =====        =====         =====        =====


                                                           SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 1996                        1995
                                       -------------------------      -----------------------
                                                    % OF LOANS                 % OF LOANS
                                                      IN EACH                    IN EACH
                                                      CATEGORY                   CATEGORY
                                                        TO                         TO
                                                       TOTAL                      TOTAL
                                         AMOUNT        LOANS         AMOUNT       LOANS
                                       ----------- -------------    --------    -----------
                                         (Dollars in Thousands)      (Dollars in Thousands)

Mortgage loans                          $1,025           93.2%       $ 894         96.5%
Commercial business loans                   20            1.8           30           .2
Consumer loans                              55            5.0           76          3.3
                                         -----          -----        -----        -----
    Total allowance for loan losses     $1,100          100.0%      $1,000        100.0%
                                         =====          =====        =====        =====


MORTGAGE-BACKED SECURITIES

     Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, FNMA or the GNMA. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 1999, $8.7 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

     The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.

                                                                  SEPTEMBER 30,
                                                   --------------------------------------------

                                                      1999            1998             1997
                                                   ----------      -----------      -----------
                                                              (dollars in Thousands)

Mortgage-backed securities at
  beginning of period                              $31,866           $21,217         $12,107
Purchases                                           14,161            17,663          11,372
Sales                                                   --                --              --
Repayments                                          (8,387)           (7,014)         (2,262)
                                                    ------            -------         -------
Mortgage-backed securities at end
   of period                                       $37,640           $31,866         $21,217
                                                    ======            ======          ======
Weighted average yield
  at end of period                                    6.70%             7.03%           6.87%
                                                     =====             =====           =====


     At September 30, 1999, Jacksonville's mortgage-backed securities had a book value and estimated market value of $38.5 million and $37.6 million, respectively. Of the $38.5 million portfolio, $254,000 was scheduled to mature in five years or less; $6.0 million was scheduled to mature in over five years but less than ten years; and $32.2 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

     All mortgage-backed securities in the portfolio qualify for regulatory liquidity under state savings bank regulations. Of the $38.5 million of mortgage backed securities on September 30, 1999, $29.8 million consisted of fixed rate and $8.7 million were adjustable rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 1999, $15.9 million consisted of FNMA certificates, $4.6 million consisted of GNMA certificates and $3.4 million consisted of FHLMC certificates and $14.6 million in Private Label mortgage backed certificates. See Note [4] to the Consolidated Financial Statements for additional information.

     During fiscal 1999 Jacksonville continued a limited wholesale growth strategy involving leveraged investing wherein Jacksonville used Federal Home Loan Bank advances to purchase mortgage backed securities. This transaction was conceived to compliment Jacksonville's interest rate position and is just slightly longer in duration than the balance sheet as a whole. Diversified FHLB advances were employed to insure adequate funding if rates go up or down. Mortgage-backed securities with different terms were used to diversify assets. By diversifying, Jacksonville was insulated against any one asset's poor performance because of secular trends in the market. Before entering the leverage transactions, Jacksonville reviewed a model presenting a worst case scenario which shocked the assets and liabilities 300 basis points. After a complete study and approval by the Board, Jacksonville borrowed $15 million from the FHLB with staggered maturities to purchase mortgage backed securities.

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

INVESTMENT ACTIVITIES

     Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President and the Executive Vice President. The members of the Investment Committee are: Dr. Joe Tollett, Jerry Chancellor and Bill W. Taylor. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 1999, Jacksonville had U.S. Government agency held-to-maturity securities with an amortized cost of $7.0 million and an estimated market value of $6.9 million. See note [3] to the Consolidated Financial Statement for further information. At September 30, 1999, Jacksonville held U.S. Government Agency securities as available-for-sale with an amortized cost of $12.0 million and an estimated market value of $11.7 million.

     The following table sets forth Jacksonville's investment and mortgage-backed securities at the dates indicated.

                                                               SEPTEMBER 30,
                                             --------------------------------------------------
                                                 1999               1998              1997
                                             --------------   --------------      -------------
                                                              (In Thousands)

Available for sale(1):
 Mortgage-backed securities
   Private Label Certificates                     $14,161         $     -           $    -
   FNMA Certificates                               12,721          15,908            4,852
   FHLMC Certificates                               2,132           3,697            6,540
   GNMA Certificates                                3,969           5,216               -
 U.S. agency securities                            11,712           4,521            3,469
                                                   ------          ------           ------
      Total available for sale                     44,695          29,342           14,861
                                                   ------          ------           ------

Held to maturity(1):
  Mortgage-backed securities:
    FNMA Certificates                               2,866           4,394            6,348
    FHLMC certificates                              1,263           1,805            2,398
    GNMA certificates                                 528             846            1,079
  U.S. Treasury notes                                   0           3,002            6,492
  U.S. agency securities                            6,999          12,490           15,969
                                                   ------          ------           ------

     Total held to maturity                        11,656          22,537           32,286
                                                   ------          ------           ------

        Total investment and
        mortgage-backed securities                $56,351         $51,879          $47,147
                                                   ======          ======           ======

 - ---------------------

     (1) Securities classified as available for sale were carried at fair value at September 30, 1999, 1998, and 1997. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

     At September 30, 1999, $3.0 million or 16% of total investment securities excluding mortgage backed securities, held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 5.49%. Of the remaining investment securities, $14.8 million was scheduled to mature after one year through five years and $1.0 million was scheduled to mature six years through ten years.

     The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 1999.

                                                               CONTRACTUALLY MATURING
                             ------------------------------------------------------------------------------------------
                                         WEIGHTED              WEIGHTED                  WEIGHTED             WEIGHTED
                               UNDER 1    AVERAGE      1-5      AVERAGE       6-10       AVERAGE   OVER 10     AVERAGE
                                YEAR       RATE       YEARS      RATE        YEARS         RATE     YEARS       RATE
                             ---------- -----------  -------- ----------  ----------    --------- ---------  ----------

                                                             (Dollars in Thousands)

HELD TO MATURITY

U.S. agency securities          $1,999      5.58%      $5,000     5.86%       $   0          0%      $    0        0%

                                 -----                  -----                  ----                   -----
   Total                        $1,999                 $5,000                 $   0                  $    0
                                 =====                  =====                  ====                   =====

AVAILABLE FOR SALE

U.S. agency securities          $1,000      5.31%      $10,027    5.98%       $ 999       6.03%           0        0%

                                 -----                  ------                  ---                   -----
Total                           $1,000                 $10,027                $ 999                  $    0
                                 =====                  ======                 ====                   =====
Unrealized gain on
  securities available
  for sale                          (7)                   (267)                (40)                       0


                                 -----                  ------                -----                   -----
    Total                       $2,992                 $14,760                $ 959                  $    0
                                 =====                  ======                 ====                   =====


                                          TOTAL
                                ---------------------

                                  AMOUNT      YIELD
                                ---------   ---------

                               (Dollars in Thousands)

HELD TO MATURITY

U.S. agency securities            $6,999         5.78%
                                   -----
   Total                          $6,999
                                   =====

AVAILABLE FOR SALE

U.S. agency securities           $12,026         5.93%
                                  ------
Total                            $19,025
                                  ======
Unrealized gain on
  securities available
  for sale                          (314)
                                  -------
    Total                        $18,711
                                  ======


INTEREST-BEARING DEPOSITS

     As of September 30, 1999 Jacksonville also had demand deposit accounts in the FHLB of Dallas of $3.6 million as compared to $7.8 million as of September 30, 1998. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of one year. As of September 30, 1999, Jacksonville had no certificates of deposit.

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

     DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $20.3 million at September 30, 1999.

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

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

                                                                           SEPTEMBER 30,
                                            --------------------------------------------------------------------------------

                                                     1999                     1998                        1997

                                            ----------------------  -------------------------   ----------------------------

                                              AMOUNT    PERCENTAGE    AMOUNT     PERCENTAGE        AMOUNT       PERCENTAGE
                                            ---------- -----------  --------- ---------------   ------------   -------------

                                                                          (Dollars in Thousands)

Certificate accounts:

4.01 - 6.00%                                 $143,412       66.64%      $136,669        66.83%       $124,014       64.58%

6.01 - 8.00%                                   16,822        7.81         16,781         8.21          21,431       11.16

8.01 - 10.00%                                     150        0.07            143          .07             146         .08

                                              -------       -----        -------        -----         -------     -------

Total certificate accounts                   $160,384       74.52%      $153,593        75.11%       $145,591       75.82%
                                              =======       =====        =======        =====         =======      ======

Transaction accounts:

Passbook savings                              $13,982        6.50%      $ 12,684         6.20%       $ 12,202        6.35%
Money market                                   12,934        6.01         13,858         6.78          15,829        8.24
Demand and NOW Accounts                        27,909       12.97         24,355        11.91          18,411        9.59
                                              -------       -----        -------       ------          -------     ------

Total transaction accounts                    $54,825       25.48%      $ 50,897        24.89%       $ 46,442       24.18%
                                              =======       =====        =======       ======          =======     ======

Total deposits                               $215,209      100.00%      $204,490       100.00%       $192,033      100.00%
                                              =======      ======        =======       ======         =======      ======


     The following table sets forth the savings activities of Jacksonville during the periods indicated.

                                                              SEPTEMBER 30,
                                       ---------------------------------------------------------
                                            1999                 1998                 1997
                                       -----------------    -----------------   ----------------

                                                             (In Thousands)

Net increase
    before interest credited                $3,800             $ 5,660             $11,162

Interest credited                            6,919               6,797               6,543
                                            ------              ------              ------

Net increase in deposits                   $10,719             $12,457             $17,705
                                            ======              ======              ======

     The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 1999.

                                                                MATURITY DATE
                     ------------------------------------------------------------------------------------------------

                         ONE YEAR               OVER                OVER                OVER
 INTEREST RATE            OR LESS            1-2 YEARS           2-3 YEARS             3 YEARS              TOTAL
-------------------   ------------------   -----------------   --------------       --------------      ------------

                                                               (In Thousands)

    4.01-6.00 %        $133,647              $ 7,931              $1,416                $418              $143,412
    6.01-8.00 %           4,506               11,175               1,141                   -                16,822
    8.01-10.00%               -                   87                  63                   -                   150
                        -------               ------               -----                 ---               -------
                       $138,153              $19,193              $2,620                $418              $160,384
                        =======               ======               =====                 ===               =======



     The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 1999.

         CERTIFICATES OF DEPOSIT MATURING IN
         QUARTER ENDING:
         --------------------------------------
                                                            (In thousands)

         December 31, 1999                                   $ 6,119
         March 31, 2000                                        3,861
         June 30, 2000                                         3,721
         September 30, 2000                                    3,156
         After September 30, 2000                             11,038
                                                              ------
         Total certificates of deposit
           with balances of $100,000
           or more                                           $27,895
                                                              ======


     The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. Also see
Note 10 to the Consolidated Financial Statements.

                                                    YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------------------
                                             1999             1998              1997
                                         ----------        ----------       -------------
                                                     (Dollars in Thousands)

Maximum balance                          $39,000            $19,000            $5,000
Average balance                           24,542              4,923             2,846
Weighted average interest
  rate of FHLB advances                     4.98%              5.69%             6.04%



     The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less)

 FHLB advances at the dates indicated.

                                                                  SEPTEMBER 30,
                                                 -------------------------------------------------
                                                    1999              1998              1997
                                                 ------------     ------------        ------------
                                                             (Dollars in Thousands)

FHLB long-term advances                         $27,500             $17,000            $2,000
  Weighted average interest rate                   5.29%               5.19%             5.87%

FHLB short-term advances                        $ 7,500             $     -            $    -
  Weighted average interest rate                   5.34%                  - %               - %


     BORROWINGS. Until fiscal 1998 and fiscal 1999 wherein management elected to implement a wholesale growth strategy using FHLB advances Jacksonville had not frequently borrowed from the FHLB of Dallas. It obtains advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1999, Jacksonville had $35.0 million in advances from the FHLB of Dallas.

     The Company's ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company's Common Stock issued in connection with the Conversion. As of September 30, 1999, the outstanding balance of that loan was $1.1 million.

     SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of J.
S. & L. Corporation ("JS&L") which was established in December 1979. JS&L is self sufficient due to income from investments, interest from residential notes receivable and lease income. Since its original charter, JS&L's main activity has been the servicing of purchased residential first and second lien notes. The portfolio includes 23 loans ranging in size from $1,000 to $105,000, most of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 1999 and September 30, 1998, JS&L earned $31,000 and $37,000, respectively. JS&L now invests in investments permissible for Jacksonville, leases computer equipment, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. In addition to these activities, during 1999 the Federal Deposit Insurance Corporation gave approval for the Company through its subsidiary, JS&L, to enter into a proposed residential real estate development in Hallsville, Texas, a community near Longview, Texas. The project involved acquisition and development of a 66 acre tract of land for single-family homes. JS&L entered into a real estate development and management agreement with Lagniappe Development Co., a Longview, Texas developer and Coldwell Bankers/Lenhart Properties, Inc., a real estate broker/agent, to develop and sell 70 residential lots to be sold to builders and individuals for home construction. JS&L executed a development loan through its parent, Jacksonville on February 25, 1999 in the amount of $1,500,000. At September 30, 1999, draws against the interim loan totaled $637,814 and the development was in Phase II of the project, utility construction. The project is expected to be completed by late spring 2000. JS&L has received contingency contracts to acquire 25 lots from area builders.

     Total investment in JS&L at September 30, 1999 was $914,000. Total capital of JS&L at September 30, 1999 was $914,000.

     EMPLOYEES. Jacksonville and its subsidiary had 93 full-time employees at September 30, 1999. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

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

     FEDERAL ACTIVITIES RESTRICTIONS. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as are deemed necessary to address such risk, including limiting (I) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, as applied to the Company and to IHC, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

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

     FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

     The FDIC and Federal Reserve have yet to issue implementing regulations for this new legislation, and the effect of such regulations, when adopted and as applied to the Company and IHC, cannot be predicted. However, the legislation is expected to increase competition for the Company, since it will permit bank holding companies to engage in services previously prohibited to them.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1999, the Bank was in compliance with the above restrictions.

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

     TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 1999, the required Tier 1 leverage capital ratio for the Bank was 4.0% and its actual Tier 1 leverage capital ratio was 11.0%.

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

     At September 30, 1999, the Bank's Tier 1 capital to risk-weighted assets ratio was 19.00%. On the same date, the Bank's total risked-based capital percentage was 19.72%.

     The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.

                                                  AS OF SEPTEMBER 30,          AS OF SEPTEMBER 30,
                                                  -------------------          -------------------

                                                         1999                         1998
                                                         ----                         ----
                                                 ACTUAL       REQUIRED          ACTUAL       REQUIRED
                                                 ------       --------          ------       --------

           Leverage ratio (or tangible            11.04%         4.00%          13.14%         4.00%
           capital requirement) (1):
           Tier 1 capital to total assets

           Tier 1 risk-based capital ratio        19.00          4.00           24.37          4.00
           (or core capital
           requirement)(1):
           Tier 1 risk-based capital to
           risk weighted assets

           Total risk-based capital ratio:
           Total risk-based capital risk to
           risk weighted assets                   19.72          8.00           25.22          8.00


     Prior to July 2, 1997 Jacksonville Savings and Loan Association was regulated by the Office of Thrift Supervision and was subject to capital requirements as set forth by that regulatory agency. The Bank and the Association at September 30, 1997 and 1996, respectively, exceeded all minimum capital requirements as set forth by the Office of Thrift Supervision at those dates.

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at September 30, 1999.

                                                                               TIER 1               TOTAL
                                                       TIER 1                RISK-BASED           RISK-BASED
                                                      CAPITAL                 CAPITAL              CAPITAL
                                                      -------                 -------              -------

                                                                       (Dollars in thousands)

         Total stockholders' equity for             $ 32,179                $ 32,179                $ 32,179
           Jacksonville Savings Bank, SSB
         Unrealized loss on securities
           available-for-sale                            801                     801                     801
         Less nonallowable assets:
           Deferred Charges                           (1,028)                 (1,028)                 (1,028)
         Plus allowances for loan
           and lease losses                                -                       -                   1,212
                                                      ------                  ------                  ------
          Total regulatory capital                    31,952                  31,952                  33,164


          Minimum required capital                    11,576                   6,727                  13,454

                                                      ------                  ------                  ------
          Excess regulatory capital                 $ 20,376                $ 25,225                $ 19,710
                                                      ======                  ======                  ======

          Bank's regulatory capital
           percentage (1)                               11.0%                   19.0%                   19.7%
          Minimum regulatory capital
           required percentage                           4.0%                    4.0%                    8.0%
                                                        ----                    ----                    ----
          Bank's regulatory capital
           percentage in excess of
           requirement                                   7.0%                   15.0%                   11.7%
                                                         ===                    ====                    ====


-----------------------


(1) Tier 1 capital is computed as a percentage of total adjusted assets of $289.4 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $168.2 million.

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

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to

 .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 1999, the Bank was categorized as well capitalized.

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

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $819,000 at September 30, 1999. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

     The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 1999, the Bank had $44.7 million of securities, available-for-sale, with $801,000 of aggregate net unrealized loss thereon.

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

     Under the Gramm-Leach-Bliley Act, discussed above, Jacksonville will be subject to examination under the CRA not more frequently than once every 60 months where it receives the highest CRA rating and not more frequently than once every 48 months where its CRA rating is satisfactory. The Jacksonville's CRA rating is satisfactory.

     QUALIFIED THRIFT LENDER TEST. For the Company to qualify as a savings and loan holding company, the Bank is required to meet a QTL test set forth under
Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA"). Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 1999, with in excess of 98% of its assets invested in qualified thrift investments.

     LEGISLATIVE AND REGULATORY PROPOSALS. Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the OTS, FDIC and other bank regulatory authorities. As previously indicated, in November the Congress enacted the Gramm-Leach-Bliley Act, which makes major changes to Federal banking laws. The likelihood of any further major changes in the future and the impact such changes might have on the Bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the FDIC, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on the Bank are impossible to determine.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 1999, the Bank's advances from the FHLB of Dallas amounted to $35.0 million or 13.7% of its total liabilities.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances.

At September 30, 1999, the Bank had $2.0 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 1999, dividends paid by the FHLB of Dallas to the Bank totaled $98,000.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1999, the Bank was in compliance with such requirements.

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

ITEM 2. PROPERTIES.

At September 30, 1999, Jacksonville conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and six full-service branches in Cherokee County and surrounding counties. At September 30, 1999 construction on a second branch in Tyler, Texas was near completion and opened for operation on October 18, 1999.

     Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 1999.

DESCRIPTION/                                 LEASED/          NET BOOK VALUE
ADDRESS                                       OWNED            OF PROPERTY              DEPOSITS
----------------------------------          -----------       ----------------     ------------------

                                                              (In Thousands)

Main Office                                   Owned              $ 481                  $ 79,732
Commerce and Neches Streets
Jacksonville, Texas

Branch Office                                 Owned                650                    55,000
1015 North Church Street
Palestine, Texas

Branch Office                                 Owned                 95                    13,846
107 East Fourth Street
Rusk, Texas

Branch Office                                 Owned                497                    17,159
1412 Judson Road
Longview, Texas

In-Store Branch Office                        Leased               203                     2,733
Wal-Mart Supercenter
515 E. Loop 281
Longview, Texas

Branch Office                                 Owned                492                    24,988
617 South Palestine Street
Athens, Texas

Branch Office                                 Owned              1,121                    21,751
5620 Old Bullard Road
Tyler, Texas

*Branch Office                                Owned              1,044                         -
2507 University Blvd.
Tyler, Texas
Opened on Oct.18,1999

----------------------
       * Under construction at September 30, 1999.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 43 of the Company's 1999 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 3 of the Company's 1999 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 4 to 17 of the Company's 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 5 and 6 of the Company's 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages F-1 to F-24 of Company's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 4 to 11 of the Company's definitive proxy statement, dated December 23, 1999, ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 11 to 17 of the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 3 and 4 of the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 17 of the Company's Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a)    Documents filed as part of this Report

                (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):
                Independent Auditor's Report

                Consolidated Statements of Financial Condition at September 30, 1999 and 1998

                Consolidated Statements of Earnings for the Years Ended September 30, 1999, 1998, and 1997

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998, and 1997

                Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998, and 1997

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

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                   NO.                                 EXHIBITS
              ------------       ----------------------------------------

                   3.1           Articles of Incorporation*
                   3.2           Bylaws*
                   4.1           Specimen Common Stock Certificate*
                 10.1(a)         1994 Stock Incentive Plan**(1)
                 10.1(b)         1994 Directors' Stock Option Plan**(1)
                 10.1(c)         1994 Management Recognition Plan***(1)
                 10.1(d)         1996 Management Recognition Plan***(1)
                 10.1(e)         1996 Stock Option Plan**(1)
                 10.1(f)         Employee Stock Ownership Plan*(1)
                 10.1(g)         Acquisition Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville IHC, Inc., and
                                 Jacksonville Savings and Loan Association****
                  10.2           1996 Management Recognition Plan***(1)
                  10.6           Employment Agreement by and among Jacksonville
                                 Bancorp, Inc., Jacksonville Savings and Loan
                                 Association and Jerry M. Chancellor
                                 (representative of a similar agreement entered
                                 into with Bill W. Taylor)*(1)
                   13            1999 Annual Report to Stockholders specified
                                 portion (p.1 to 46) of the Registrant's Annual
                                 Report to Stockholders for the year ended September
                                 30, 1999
                   23            Consent of Independent Auditors
                   27            Financial Data Schedule

       (1) Management contract or compensatory plan or arrangement.

       *Incorporated herein by reference to the Registrant's Registration Statement No. 33-81015 on Form S-1.

       **Incorporated herein by reference to the Registrant's Registration Statement No. 333-18031 on Form S-8.

       ***Incorporated herein by reference to the Registrant's Form 10-K filed as of December 28, 1998.

       ****Incorporated herein by reference to the Registrant's Form 10-K filed as of December 29, 1997.

       (b) Reports on Form 8-K during the quarter ended September 30, 1999:

        1. On July 13, 1999, the Company filed a current report on Form 8-K reporting earnings for the quarter ended June 30, 1999.

        2. On September 16, 1999, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

        3. On September 16, 1999, the Company filed a current report on Form 8-K announcing approval to repurchase 5% stock buyback.

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

                                        JACKSONVILLE BANCORP, INC.

DECEMBER 23, 1999                             By:/s/ Jerry M. Chancellor
                                                 -------------------------------
                                                 Jerry M. Chancellor
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry M. Chancellor                               DECEMBER 23, 1999
- ----------------------------------------------------
Jerry M. Chancellor, Director and Chief Executive
  Officer (Principal Executive Officer)


/s/ W. G. Brown                                        DECEMBER 23, 1999
- ----------------------------------------------------
W. G. Brown, Chairman


/s/ Charles Broadway                                   DECEMBER 23, 1999
- ---------------------------------------------------
Charles Broadway, Director


/s/ Ray W. Beall                                       DECEMBER 23, 1999
- ----------------------------------------------------
Ray W. Beall, Director


/s/ Dr. Joe Tollett                                    DECEMBER 23, 1999
- ----------------------------------------------------
Dr. Joe Tollett, Director


/s/ Bill W. Taylor                                     DECEMBER 23, 1999
- ----------------------------------------------------
Bill W. Taylor, Director and
  Executive Vice President (Principal Financial
  and Accounting Officer)


/s/ Robert Brown                                       DECEMBER 23, 1999
- ----------------------------------------------------
Robert Brown, Vice Chairman and Director


/s/Jerry Hammons                                       DECEMBER 23, 1999
- ----------------------------------------------------
Jerry Hammons, Director/ Senior Vice President