Form 10-Q
period 1999-12-31
JACKSONVILLE BANCORP INC
filed 2000-02-14
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999
                               ------------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     ------------------------

Commission File Number 0-28070
                       -------

                             Jacksonville Bancorp, Inc.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                      ---------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
--------------------------                         -------------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of February 8, 2000, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,086,712 shares were outstanding.

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                 Financial Information
-------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
Item 1.                Financial Statements

                       Consolidated Statements of Financial
                       Condition as of December 31, 1999
                       (Unaudited)and September 30, 1999(Audited)             3


                       Consolidated Statements of Earnings for the
                       Three Months Ended December 31, 1999
                       and 1998 (Unaudited)                                   4


                       Consolidated Statements of Cash Flows for
                       the Three Months Ended December 31, 1999 and
                       1998 (Unaudited)                                       5


                       Consolidated Statements of Changes in
                       Stockholders' Equity for the Three Months Ended
                       December 31, 1999 (Unaudited)                          6

                       Notes to Consolidated Financial Statements             7

Item 2.                Management's Discussion and Analysis of                9
                       Financial Condition and Results of Operations
                       for the Three Months Ended December 31, 1999

Item 3.                Quantitative and Qualitative Disclosures about
                       Market Risk                                           13

PART II.               Other Information
-------------------------------------------------------------------------------

Item 1.                Legal Proceedings                                     15
Item 2.                Changes in Securities                                 15
Item 3.                Defaults upon Senior Securities                       15
Item 4.                Submission of Matters to a Vote of Security Holders   15
Item 5.                Other Information                                     15
Item 6.                Exhibits and Reports on Form 8-K                      15
Signatures

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)



                                                           December 31,             September 30,
                                                           ------------             -------------
                                                               1999                     1999
                                                              ------                  --------
                                                            (Unaudited)              (Audited)
ASSETS

  Cash on hand and in banks                           $       2,999            $       2,996
  Interest-bearing deposits                                   4,491                    3,572
  Investment securities:
    Held-to-maturity, at cost                                 6,500                    6,999
    Available-for-sale, at estimated market value            11,636                   11,712
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 4,434                    4,658
    Available-for-sale, at estimated market value            32,240                   32,983
  Loans receivable, net                                     219,156                  216,267
  Accrued interest receivable                                 2,160                    2,254
  Foreclosed real estate, net                                   164                      346
  Premises and equipment, net                                 4,800                    4,583
  Stock in Federal Home Loan Bank of Dallas, at cost          2,002                    1,974
  Investment in real estate at cost                             880                      713
  Mortgage servicing rights                                     604                      588
  Other assets                                                  310                      747
                                                      -------------            -------------
        Total assets                                  $     292,376            $     290,392
                                                      =============            =============

LIABILITIES
  Deposits                                            $     217,045            $     215,209
  FHLB Advances                                              39,000                   35,000
  Advances from borrowers for taxes and insurance             1,368                    4,096
  Accrued expenses and other liabilities                      1,172                    1,722
                                                      -------------            -------------
        Total liabilities                                   258,585                  256,027

DEFERRED INCOME
  Gain on sale of real estate owned                              90                      146

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27                       27
    2,106,712 and 2,180,212 shares outstanding at
    December 31, 1999 And September 30, 1999, respectively
    Additional paid in capital                               22,729                   22,723
    Retained earnings, substantially restricted              22,202                   21,507
  Less:
    Treasury shares, at cost                                 (8,880)                  (7,772)
    (569,260 & 495,760 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,102)                  (1,117)
    Shares acquired by Management Recognition Plan             (306)                    (348)
   Accumulated other comprehensive income (loss)               (969)                    (801)
                                                   ----------------            --------------

        Total stockholders' equity                           33,701                   34,219
                                                      -------------            -------------
          Total liabilities and stockholders' equity  $     292,376            $     290,392
                                                      =============            =============


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED



                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
INTEREST INCOME
  Loans receivable                                       $    4,569  $    4,062
  Mortgage-backed securities                                    613         480
  Investment securities                                         278         281
  Other                                                          55          93
                                                         ----------  ----------
    Total interest income                                     5,515       4,916

INTEREST EXPENSE
  Other                                                         500         198
  Deposits                                                    2,473       2,429
                                                         ----------  ----------
      Total interest expense                                  2,973       2,627
                                                         ----------  ----------
      Net interest income                                     2,542       2,289
PROVISION FOR LOSSES ON LOANS                                    15          15
                                                         ----------  ----------
  Net interest income after
    provision for losses on loans                             2,527       2,274

NONINTEREST INCOME
  Fees and deposit service charges                              388         346
  Real estate operations, net                                    48          45
  Other                                                          36          28
  Mortgage servicing rights                                      16          32
                                                         ----------  ----------
      Total noninterest income                                  488         451

NONINTEREST EXPENSE
  Compensation and benefits                                   1,029         929
  Occupancy and equipment                                       162         154
  Insurance expense                                              44          40
  Other                                                         361         298
                                                         ----------  ----------
      Total noninterest expense                               1,596       1,421

INCOME BEFORE TAXES ON INCOME                                 1,419       1,304

TAXES ON INCOME                                                 473         446
                                                         ----------  ----------

  Net earnings                                           $      946  $      858
                                                         ==========  ==========

EARNINGS PER SHARE
  Basic                                                  $      .46  $      .38
                                                         ==========  ==========

  Diluted                                                $      .45  $      .37
                                                         ==========  ==========


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED


                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                             1999        1998
                                                         ----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                             $      946         858
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                               70          63
      Amortization/Accretion of securities                        2           3
      Provision for losses on loans and real estate              15          15
      Loans originated for sale                              (5,532)     (8,877)
      Loans sold                                              5,532       8,877
      Gain on sale of other real estate                         (56)        (59)
      Gain on sale of loans                                     (16)        (32)
      Accrual of MRP awards                                      42          42
      Release of ESOP shares                                     21          67
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable       94         101
        (Increase) decrease in prepaid expenses and
          other assets                                          437          59
        Decrease in accrued expenses and other liabilities     (551)       (180)
        Decrease in deferred income                             (56)        (25)
                                                         ----------  -----------
        Net cash provided by (used in) operating
             activities                                         948         912

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                               -      (1,037)
  Proceeds on maturity of investment securities                 405       4,986
  Net principal payments (origination) on loans              (2,758)     (6,012)
  Proceeds from sale of foreclosed real estate                   92          16
  Purchase of mortgage-backed securities                       (569)          -
  Principal paydowns on mortgage-back securities              1,536       1,951
  Capital expenditures                                         (287)        (12)
  Purchase of stock in FHLB                                     (27)        (25)
  Investment in real estate                                    (167)          -
                                                         -----------  ---------
        Net cash (used in) provided by investing
            activities                                      (1,775)        (133)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                   1,836        1,768
  Net decrease in advances for taxes and insurance          (2,728)      (2,595)
  Dividends paid                                              (251)        (282)
  Advances from FHLB                                         8,000            -
  Payment on FHLB advances                                  (4,000)      (2,000)
  Proceeds from other borrowings                                 -            -
  Purchase of Treasury stock                                (1,108)        (376)
                                                         ----------   ----------
      Net cash provided by financing activities              1,749       (3,485)
                                                         ----------   ---------
      Net increase (decrease)in cash and cash equiv.           922       (2,706)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             6,568       10,868
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    7,490   $    8,162
                                                        ==========   ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       Total
                                                                   Stockholders'
                                                                       Equity
                                                                    ------------

BALANCE AT SEPTEMBER 30, 1999                                        $   34,219

    Net earnings                                          946
    Other comprehensive income - net change in
    unrealized gain on securities available for sale    (168)
                                                        -----
  Comprehensive income                                                      778
  Accrual of MRP awards                                                      42
  Accrual of ESOP compensation                                               21
  Cash dividends                                                           (251)
  Treasury shares purchased                                              (1,108)

BALANCE AT DECEMBER 31, 1999                                          $   33,701
                                                                      ==========

                           JACKSONVILLE BANCORP, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the three month periods ended December 31, 1999 and 1998 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:



                                       Three Months Ended
                                          December 31,

                                    1999                   1998
                                    ----                   ----
  Basic EPS - Average
   shares outstanding            2,054,604              2,264,332

  Effect of dilutive
    stock options                   66,016                 75,360
                                ----------              ---------

  Diluted EPS - Average
    shares outstanding           2,120,620              2,339,692
                               ============            ==========




NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

      NOTE 4 -RECENT ACCOUNT PRONOUNCEMENTS

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

          Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The Statement's adoption is not expected to have a material impact on the Corporation's financial condition or result of operations.

                           JACKSONVILLE BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1999 to December 31, 1999.

            At December 31, 1999, the assets of Jacksonville totaled $292.4 million compared to $290.4 million at September 30, 1999, an increase of $2.0 million. This increase was primarily due to an increase in loans receivable, net of $2.9 million and an increase in interest bearing deposits of $919,000; offset by a decrease in investment and mortgage backed securities of $1.5 million and a decrease in other assets of $437,000.

            Cash on hand remained at $3.0 million at December 31, 1999, the same amount reported at September 30, 1999.

            The investment securities portfolios, held-to-maturity and available-for-sale, declined during the quarter from a total of $18.7 million at September 30, 1999 to $18.1 million at December 31,1999. The $575,000 decrease was the result of maturities of securities in the portfolios.

            Mortgage-backed securities, held-to-maturity and available-for-sale, decreased from $37.6 million at September 30, 1999 to $36.7 million at the end of the quarter, primarily representing principal reductions for the period.

            Loans receivable, net increased by $2.9 million from $216.3 million at September 30, 1999 to $219.2 million at December 31, 1999. The increase was primarily funded with investment securities maturities, from payments in the mortgage-backed securities portfolio, and advances from Federal Home Loan Bank.

            All remaining asset classifications for December 31, 1999 remained relatively comparable to those numbers disclosed at September 30, 1999 with the exception of other assets which reduced from $747,000 to $310,000 for the quarter primarily as a result of timing of federal income tax payments. Foreclosed real estate, net decreased $182,000 during the quarter while investment in real estate at cost increased from $713,000 at September 30,1999 to $880,000 at December 31, 1999.

            At December 31, 1999 liabilities of the Company totaled $258.6 million compared to $256.0 million at September 30, 1999. Deposits grew $1.8 million for the quarter from $215.2 million to $217.0 million at December 31, 1999, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $35.0 million to $39.0 million for the comparable periods.

            Advances from borrowers for taxes and insurance decreased from $4.1 million to $1.4 million for the quarter ended December 31, 1999. This decrease is the result of the payment from customer's escrow accounts all amounts due to taxing agencies for the year 1999.

            Accrued expenses and other liabilities decreased from $1.7 million at September 30, 1999 to $1.2 million at December 31, 1999.

            Deferred income, gain on sale of real estate owned, decreased from $146,000 at September 30, 1999 to $90,000 at December 31, 1999. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

            Stockholder's equity decreased during the period by $518,000 from $34.2 million to $33.7 million. Retained earnings increased from $21.5 million at September 30, 1999 to $22.2 million at December 31, 1999 primarily as a result of net income for the quarter after dividends. Treasury shares increased for the quarter from $7.8 million to $8.9 million due to the repurchase of 73,500 shares during the period bringing total treasury shares to 569,260.

            Shares acquired by the Employee Stock Ownership Plan decreased by $15,000 due to the release of ESOP shares during the quarter ended December 31, 1999. Shares acquired by the Management Recognition Plan decreased by $42,000 from $348,000 at September 30, 1999 to $306,000 at December 31, 1999, due
primarily to accrual of Management Recognition Plan awards.

            Net unrealized gain/loss on securities, available for sale, increased from a $801,000 loss at September 30, 1999 to a $969,000 loss at December 31, 1999. These losses were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three month period ended December 31, 1999 to the three month period ended December 31, 1998.

            Jacksonville reported net earnings of $946,000 for the three months ended December 31, 1999 compared to $858,000 for the three months ended December 31, 1998. The increase in net income of $88,000 was due to an increase in net interest income after provision for losses on loans of $253,000; an increase of $37,000 in noninterest income; partially offset by an increase in noninterest expenses of $175,000 and an increase in Federal Income Tax of $27,000.

Net Interest Income

            Total interest income increased by $599,000 during the three months ended December 31, 1999 compared to the same period in the prior year. Interest income from loans receivable increased $507,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities increased $133,000 from $480,000 for the quarter ended December 31, 1998 to $613,000 for the quarter ended December 31, 1999 due primarily to an increase in portfolio balances for the comparable periods. Interest on investment securities decreased $3,000 from $281,000 for the quarter ended December 31, 1998 to $278,000 at December 31, 1999 as the average balance of the portfolio during the comparable quarters decreased as Jacksonville shifted funds from investment securities to mortgage-backed certificates and loan originations. Other interest income decreased from $93,000 for the three month period ended December 31, 1998 to $55,000 for the comparable period ended December 31, 1999.

            Total interest expense increased by $44,000 for the three months ended December 31, 1999 compared to the same period in 1998 due primarily to an increase in interest paid on FHLB advances of $302,000 and an increase of $44,000 on deposits.

Provisions for Losses on Loans

            Jacksonville recorded $15,000 in provision for loan losses for the quarter ended December 31, 1999 the same provision for the prior year. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

Noninterest Income

            Total noninterest income increased from $451,000 for the three months ended December 31, 1998 to $488,000 for the comparable period in 1999. The $37,000 increase was the result of an increase of $42,000 in fees and deposit service charges; an increase of $3,000 in real estate operations, net; offset by a decrease in mortgage servicing rights and other non interest income of $8,000.

Noninterest Expense

            For the three months ended December 31, 1999, noninterest expense increased by $175,000 over the comparable period ended December 31, 1998. The increase was primarily due to an increase in compensation and benefits of $100,000 which included staffing of our second branch in Tyler, Texas; an increase of $8,000 in occupancy and equipment; an increase of $63,000 in other noninterest expense; and an increase in insurance expense of $4,000.

Income Tax Expense

            For the three months ended December 31, 1998 and December 31, 1999, the provisions for income tax amounted to $446,000 and $473,000, respectively. The higher provisions for income tax during the quarter ended December 31, 1999 was due to the higher taxes resulting from increased earnings during the quarter.

Liquidity

            The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 1999 the Bank's liquidity was $64.3 million with a liquidity ratio of 29.44%.

Regulatory Capital Requirements

            The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At December 31, 1999, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk based capital levels of 10.88%, 18.65% and 19.37%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $20.0 million, $24.8 million, and $19.2 million respectively.

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

            The Y2K project consisted of five phases: Awareness, Assessment, Modification, Testing, and Implementation. The in-house data system, operated and maintained by an in-house staff of five personnel, has completed all five phases of the Year 2000 compliance project. A full system test was completed successfully on November 6, 1998 and all internal programs have been implemented and placed into production. Management believes the system is Year 2000 compliant and feels the possibility of failure in minute. However, Jacksonville employs a staff of programmers to remedy any software problems that may occur.

            Jacksonville also has completed all five compliance phases for software supplied by external vendors and this software has been determined to be Y2K compliant.

            The cost of the Year 2000 is considered to be minimal to Jacksonville since the in-house staff has been able to perform the majority of the necessary steps toward Y2K compliance.

            Disruptions in the economy generally resulting from Year 2000 issues outside our data system could adversely affect the Company. Jacksonville has developed a contingency plan in the event that material Year 2000 situations arise. This plan has been approved by regulatory authorities.

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

            Interest rate risk, including mortgage prepayment risk, is the most significant non-credit related risk to which the Bank is exposed. Net interest income, the Bank's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and l0iabilities on the Bank's balance sheet.

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

            The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at December 31, 1999, would result in a 10.74% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 2.41% increase in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

            At December 31, 1999, the Bank slightly exceeded the policy range set forth in the Bank's Interest Rate Risk Policy. With an immediate 200 point increase in interest rates the results would exceed policy limits of 25% by 2.3%. While we do not believe the 2.3% to be material, management and the Board of Directors are reviewing the existing risk limits and may elect to either revise these limits or adopt an acceptable plan for an orderly return to compliance with the limits.

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

               Not Applicable

ITEM 5.     OTHER INFORMATION

               Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27: Financial Data Schedule
             (b) 8K dated October 19, 1999 - Announces Branch Opening 8K dated November 1, 1999 - Announces Annual Earnings 8K dated December 15, 1999 - Declaration of Dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JACKSONVILLE BANCORP, INC.


DATE:   February 8, 2000                 By:   Jerry Chancellor
       ------------------                     -----------------
                                               Jerry Chancellor, President

DATE:   February 8, 2000                 By:   Bill W. Taylor
       -----------------                      ---------------
                                               Bill W. Taylor
                                               Exec. Vice President
                                               Chief Financial Officer