Form 10-Q
period 2000-03-31
JACKSONVILLE BANCORP INC
filed 2000-05-12
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                               ---------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

As of May 10, 2000, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 2,017,712 shares were outstanding.

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                 Financial Information
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----

Item 1.                 Financial Statements

                        Consolidated Statements of Financial
                        Condition as of March 31, 2000
                        (Unaudited) and September 30, 1999 (Audited)          3

                        Consolidated Statements of Earnings for the
                        Six and Three Months Ended March 31, 2000
                        and 1999 (Unaudited)                                  4

                        Consolidated Statements of Cash Flows for
                        the Six Months Ended March 31, 2000 and
                        1999 (Unaudited)                                      5

                        Consolidated Statement of Changes in
                        Stockholders' Equity for the Six Months Ended
                        March 31, 2000 (Unaudited)                            6

                        Notes to Consolidated Financial Statements            7

Item 2.                 Management's Discussion and Analysis of               9
                        Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2000

Item 3.                 Quantitative and Qualitative Disclosures about
                        Market Risk                                          13

PART II.                Other Information
--------------------------------------------------------------------------------

Item 1.                 Legal Proceedings                                    15
Item 2.                 Changes in Securities                                15
Item 3.                 Defaults upon Senior Securities                      15
Item 4.                 Submission of Matters to a Vote of Security Holders  15
Item 5.                 Other Information                                    15
Item 6.                 Exhibits and Reports on Form 8-K                     16
Signatures

                         Part I - Financial Information
                          Item 1., Financial Statements

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                        March 31,    September 30,
                                                          2000           1999
                                                      -------------  -------------
                                                       (Unaudited)     (Audited)
                                                      -------------  -------------
                        ASSETS
   Cash on hand and in banks                                $ 2,162        $ 2,996
  Interest-bearing deposits                                   3,745          3,572
  Investment securities:
    Held-to-maturity, at cost                                 5,500          6,999
    Available-for-sale, at estimated market value            12,029         11,712
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 4,058          4,658
    Available-for-sale, at estimated market value            31,058         32,983
  Loans receivable, net                                     220,821        216,267
  Accrued interest receivable                                 2,289          2,254
  Foreclosed real estate, net                                   248            346
  Premises and equipment, net                                 4,867          4,583
  Stock in Federal Home Loan Bank of Dallas, at cost          2,062          1,974
  Investment in real estate at cost                           1,066            713
  Mortgage servicing rights                                     614            588
  Other assets                                                  781            747
                                                      -------------  -------------
        Total assets                                  $     291,300  $     290,392
                                                      =============  =============

LIABILITIES
  Deposits                                            $     215,766  $     215,209
  FHLB Advances                                              39,000         35,000
  Advances from borrowers for taxes and insurance             2,095          4,096
  Accrued expenses and other liabilities                      1,333          1,722
                                                      -------------  -------------
        Total liabilities                                   258,194        256,027

DEFERRED INCOME
  Gain on sale of real estate owned                              78            146

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27             27
    2,027,712 and 2,180,212 shares outstanding at
    March 31, 2000 and September 30, 1999, respectively
    Additional paid in capital                               22,734         22,723
    Retained earnings, substantially restricted              22,750         21,507
  Less:
    Treasury shares, at cost                                 (9,940)        (7,772)
    (648,260 & 495,760 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,087)        (1,117)
    Shares acquired by Management Recognition Plan             (264)          (348)
    Accumulated other comprehensive income (loss)            (1,192)          (801)
                                                      --------------  -------------

        Total stockholders' equity                           33,028         34,219
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     291,300  $     290,392
                                                      =============  =============

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                       Six Months Ended       Three Months Ended
                                           March 31,               March 31,
                                      -------------------     -------------------
                                        2000       1999         2000       1999
                                      --------   --------     --------   --------
INTEREST INCOME
  Loans receivable                    $  9,071   $  8,250    $   4,502  $   4,188
  Mortgage-backed securities             1,210        903          597        423
  Investment securities                    542        533          264        252
  Other                                    114        154           59         61
                                      --------   --------     --------   --------
    Total interest income               10,937      9,840        5,422      4,924

INTEREST EXPENSE
  Other                                  1,056        391          556        193
  Deposits                               4,939      4,775        2,466      2,346
                                      --------   --------     --------   --------
      Total interest expense             5,995      5,166        3,022      2,539
                                      --------   --------     --------   --------
      Net interest income                4,942      4,674        2,400      2,385

PROVISION FOR LOSSES ON LOANS               33         30           18         15
                                      --------   --------     --------   --------

  Net interest income after
    provision for losses on loans        4,909      4,644        2,382      2,370

NONINTEREST INCOME
  Fees and deposit service charges         730        665          342        319
  Real estate operations, net               54        123            6         78
  Other                                     74        124           38         64
  Mortgage servicing assets                 26          -           10          -
                                      --------   --------     --------    -------
     Total noninterest income              884        912          396        461

NONINTEREST EXPENSE
  Compensation and benefits              2,024      1,894          995        965
  Occupancy and equipment                  353        314          191        160
  Insurance expense                         68         82           24         42
  Other                                    710        622          349        324
                                      --------   --------     --------   --------
      Total noninterest expense          3,155      2,912        1,559      1,491

INCOME BEFORE TAXES ON INCOME            2,638      2,644        1,219      1,340

TAXES ON INCOME                            902        897          429        451
                                      --------   --------     --------   --------

  Net earnings                        $  1,736   $  1,747     $    790   $    889
                                      ========   ========     ========   ========

EARNINGS PER SHARE
  Basic                               $    .87   $    .78     $    .40   $    .40
                                      ========   ========     ========   ========

  Diluted                             $    .84   $    .75     $    .39   $    .39
                                      ========   ========     ========   ========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                               2000         1999
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    1,736   $    1,747
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  145          128
     Amortization/Accretion of securities                            5            7
     Provision for losses on loans and real estate                  33           30
     Loans originated for sale                                 (10,823)     (15,118)
     Loans sold                                                 10,823       15,118
     Gain on sale of other real estate                             (72)        (155)
     Gain on loans sold                                            (26)         (57)
     Accrual of MRP awards                                          84           83
     ESOP compensation accrued                                      41           135
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable          (35)          67
       (Increase) decrease in prepaid expenses and
         other assets                                              (36)          78
       Increase in Federal income taxes receivable                   -           (6)
       Decrease in accrued expenses and other liabilities         (389)        (473)
       Decrease in deferred income                                 (68)         (26)
                                                            ----------   ----------
         Net cash provided by operating activities               1,418        1,558

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                  1,287        9,399
  Purchase of investment securities                               (500)      (5,537)
  Net principal payments (origination) on loans                 (4,509)     (10,970)
  Proceeds from sale of foreclosed real estate                      92          109
  Purchase of mortgage-backed securities                          (569)           -
  Principal paydowns on mortgage-backed securities               3,094        4,431
  Capital expenditures                                            (429)         (96)
  Purchase of stock in FHLB Dallas                                 (87)        (223)
  Investment in real estate                                       (353)        (321)
                                                             ----------     --------
         Net cash used in investing activities                  (1,974)      (3,208)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                         557        3,969
  Net decrease in advances for taxes and insurance              (2,001)      (1,743)
  Proceeds from Note payable                                         -            -
  Dividends paid                                                  (493)        (560)
  Advances from FHLB                                            10,000            -
  Payment of FHLB advances                                      (6,000)      (2,000)
  Purchase of Treasury stock                                    (2,168)        (930)
  Proceeds from exercise of stock options                            -            -
                                                            ----------   ----------
         Net cash provided by (used in) financing
           activities                                             (105)      (1,264)
                                                            -----------   ---------
         Net increase in cash and cash equivalents                (661)      (2,914)
                                                            -----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 6,568       10,868
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    5,907   $    7,954
                                                            ==========   ==========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                     ----------

BALANCE AT SEPTEMBER 30, 1999                                        $   34,219

    Net earnings                                                          1,736
    Other comprehensive income - net change in
    unrealized gain on securities available for sale                       (391)
                                                                        --------
  Comprehensive income                                                    1,345
  Accrual of MRP awards                                                      84
  Accrual of ESOP compensation                                               41
  Cash dividends                                                           (493)
  Treasury shares purchased                                              (2,168)


BALANCE AT MARCH 31, 2000                                            $   33,028
                                                                     ==========

                           JACKSONVILLE BANCORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the six and three month periods ended March 31, 2000 and 1999 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                               Six Months Ended         Three Months Ended
                                   March 31,                 March 31,
                               2000         1999         2000         1999
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       2,005,149    2,244,262    1,971,900    2,229,533
  Effect of dilutive
   stock options               56,581       75,578       46,064       75,860
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,061,730    2,319,840    2,017,964    2,305,393
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

                  Item 2., Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                           Jacksonville Bancorp, Inc.
                       Management Discussion and Analysis
                 of Financial Condition and Results of Operation

Discussion of Changes in Financial Condition from September 30, 1999 to March 31, 2000.

       At March 31, 2000 the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $291.3 million up from the September 30, 1999 totals of $290.4 million.

       Cash on hand decreased from $3.0 million at September 30, 1999 to $2.2 million at March 31, 2000 and interest bearing deposits increased from $3.6 million to $3.7 million for the same six month period. Interest bearing deposits are primarily deposits at the Federal Home Loan Bank of Dallas ("FHLB") with daily closing balances being paid overnight rates.

       Investment securities, held-to-maturity, decreased by $1.5 million from $
7.0 million at September 30, 1999 to $5.5 million at March 31, 2000. Investment securities, available-for-sale, increased by $317,000 from $11.7 million to $12.0 million for the same period. The net decrease in investment securities was primarily due to maturities of investment securities with the proceeds used for funding of loans and meeting cash flow needs.

       Mortgage-backed securities, held-to-maturity and available-for-sale, decreased from $37.6 million at September 30, 1999 to $35.1 million at March 31,2000, primarily representing principal reductions for the period.

       Loans receivable, net increased by $4.6 million from $216.3 million at September 30, 1999 to $220.8 million at March 31, 2000. The increase was primarily funded with investment securities' maturities, from payments in the mortgage-backed securities portfolio, decreases in cash on hand and from Federal Home Loan Bank advances.

       Foreclosed real estate, net decreased from $346,000 at September 30, 1999 to $248,000 at March 31, 2000 a reduction of $98,000. Premises and equipment, net increased from $4.6 million to $4.9 million primarily as a result of the purchase of additional ATM machines, the purchase of a voice response system and costs associated with opening a second branch in Tyler, Texas.

       All other asset classifications for March 31, 2000 remained relatively comparable to those numbers disclosed at September 30, 1999 with the exception of investment in real estate at cost which increased from $713,000 at September 30, 1999 to $1.1 million at March 31, 2000, representing an investment in a Hallsville Texas subdivision development.

       At March 31, 2000 liabilities of the Company totaled $258.2 million compared to $256.0 million at September 30, 1999. Deposits grew $557,000 for the six month period from $215.2 million at September 30, 1999 to $215.8 million at March 31, 2000 principally as a result of interest credited to accounts less withdrawals for the period. FHLB advances increased from $35.0 million to $39.0 million for the six month period to fund loan originations, meet withdrawals demands, and to meet cash flow demands.

       Advances from borrowers for taxes and insurance decreased from $4.1 million at September 30, 1999 to $2.1 million at March 31, 2000. This decrease is the result of the payment from customer's escrow accounts of all amounts due to taxing agencies for 1999 during the quarter ended December 31, 1999.

       Accrued expenses and other liabilities decreased from $1.7 million at September 30, 1999 to $1.3 million at March 31, 2000.

       Deferred income, gain on sale of real estate owned, decreased from $146,000 at September 30, 1999 to $78,000 at March 31, 2000. This decrease was primarily the result of the recognition of income from the sale of real estate owned.

       Stockholder's equity decreased from $34.2 million at September 30, 1999 to $33.0 million at March 31, 2000. Retained earnings increased from $21.5 million to $22.8 million for the six month period primarily as a result of net income after dividends. Treasury shares increased for the six month period from $7.8 million to $9.9 million due to the repurchase of 152,500 shares during the period bringing total treasury shares to 648,260.

       Shares acquired by the Employee Stock Ownership Plan decreased by $30,000 due to the release of ESOP shares during the six month period ended March 31, 2000. Shares acquired by the Management Recognition Plan decrease by $84,000 from $348,000 at September 30, 1999 to $264,000 at March 31, 2000, due primarily to accrual of Management Recognition Plan awards.

       Net unrealized gain/loss on securities, available for sale, increased from a $801,000 unrealized loss at September 30, 1999 to a $1.2 million unrealized loss at March 31, 2000. These gains/losses were based on "marked-to market" values of the available-for-sale portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three and six months ended March 31, 2000 and 1999.

       Net income for the three months ended March 31, 2000 totaled $790,000 compared to $889,000 for the three months ended March 31, 1999. The decrease was primarily due to a decrease in fee income from real estate operations and an increase in noninterest expense. Total interest income increased by $498,000 from $4.9 million at March 31, 1999 to $5.4 million at March 31, 2000, offset by an increase in total interest expense from $2.5 million to $3.0 million for the comparable period. Provisions for losses on loans increased from $15,000 at March 31, 1999 to $18,000 at March 31, 2000.

       Non-interest income decreased $65,000 from $461,000 for the quarter ended March 31, 1999 to $396,000 for the March 31, 2000 quarter. While fees and deposit services charges and mortgage servicing assets increased by $33,000 for the three months ended March 31, 2000 compared to the same period in 1999, real estate operations, net and other noninterest income decreased by $98,000 for the comparable periods.

       Non-interest expense increased from $1.5 million for the quarter ended March 31, 1999 to $1.6 million for the March 31, 2000 period primarily as a result of the cost of staffing and other expenses associated with opening our second branch in Tyler, Texas.

       Federal income taxes were lower by $22,000 at March 31, 2000 and amounted to $429,000 compared to $451,000 for the comparable period in 1999.

       Net income for the six months ended March 31, 2000 was $1.74 million compared to $1.75 million for the same period in 1999. While net income was virtually unchanged, net interest income after provisions for loan losses increased by $265,000, offset by a decrease of $28,000 in total non-interest income, an increase of $243,000 in total non-interest expense, and an increase in federal income taxes of $5,000.

Net Interest Income

       The Company's net interest income before provisions for loan losses was $2.4 million for the three months ended March 31, 2000, the same amount as reported for the three month period ended March 31, 1999.

       For the six months ended March 31, 2000 net interest income before provision for loan losses increased by $268,000 to $4.9 million from the comparable period ended March 31, 1999. While net interest income before provision for loan losses remained at $2.4 million for the three months ended March 31, 2000, the same amount reported for March 31, 1999, total interest income increased to $5.4 million from $4.9 million for the comparable periods. However, in an escalating interest rate environment, total interest expense also increased from $2.5 million to $3.0 million for the reporting quarters.

       For the six month period ended March 31, 2000 net interest income before provisions for loan losses increased to $4.9 million compared to $4.7 million for the six months ended March 31, 1999.

Provisions for Losses on Loans

       The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $3,000 from $15,000 at March 31, 1999 to $18,000 at March 31, 2000. For the six month period ended March 31, 2000 the provision was $33,000 compared to $30,000 at March 31, 1999.

Non-Interest Income

       Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income decreased $65,000 from $461,000 for the three month period ended March 31, 1999 to $396,000 for the comparable period in 2000. This decrease was primarily due to a decrease in real estate operations of $72,000, and a decrease in other non-interest income of $26,000, offset by an increase in fees and deposit service charges of $23,000 and an increase in mortgage servicing assets of $10,000.

       For the six month period, non-interest income decreased from $912,000 at March 31, 1999 to $884,000 at March 31, 2000 primarily due to a decrease in income from real estate operations of $69,000, a decrease of other non-interest income of $50,000 offset by an increase in fees and deposit service charges of $65,000 and an increase in mortgage servicing assets of $26,000.

Non-Interest Expense

       For the three months ended March 31, 2000 non-interest expense increased to $1.6 million from $1.5 million for the three months ended March 31, 1999. Compensation and benefits increased $30,000, occupancy and equipment increased $31,000 other non-interest expenses increased $25,000, offset by a decrease in insurance expense of $18,000.

       Non-interest expenses increased by $243,000 for the six month period from $2.9 million at March 31, 1999 to $3.2 million at March 31, 2000. This increase was primarily due to an increase in compensation and benefits of $130,000; an increase of $39,000 in occupancy and equipment, an increase in other non-interest expense of $88,000 offset by a reduction in insurance expense of $14,000.

Taxes

       The provision for income tax amounted to $429,000 and $902,000 for the three and six months ended March 31, 2000 respectively, compared to $451,000 and $897,000 for the three and six months ended March 31, 1999, respectively, based on earnings for the period.

Liquidity

       The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 2000 the Bank's liquidity was $60.6 million with a liquidity ratio of 27.6%.

Regulatory Capital Requirements

       The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31,2000, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 10.93%, 18.62%,19.33%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $20.1 million, $24.9 million, and $19.3 million respectively.

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

Year 2000 Statement

       The costs associated with Year 2000 compliance were minimal to Jacksonville since the in-house staff was able to perform the majority of the necessary steps toward Y2K compliance. The Company experienced no difficulties concerning the transition to the Year 2000 during the quarter ended March 31, 2000.


       Item 3., Quantitative and Qualitative Disclosures about Market Risk

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

       The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at March 31, 2000, would result in a 11.8 % decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 4.4 % decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

       At March 31, 2000, the Bank slightly exceeded the policy range set forth in the Bank's Interest Rate Risk Policy. With an immediate 200 point increase in interest rates the results would exceed policy limits of 25% by 2.83%. While management does not believe the 2.83% to be material, management and the Board of Directors are reviewing the existing risk limits and may elect to either revise these limits or adopt an acceptable plan for an orderly return to compliance with the limits.

Recent Developments

       During the quarter ended March 31, 2000 a decision was made by the Board of Directors to upgrade its existing AS400-200 mainframe computer system to a larger and faster AS400-170 model to better handle the demand from an increased customer base and a second branch in Tyler, Texas.

       Although weather conditions and a problem of unexpected underground spring water has delayed the completion of the Company's subdivision in Hallsville, Texas the project is scheduled to be completed no later than June 30, 2000. There are currently have 38 contingency contracts pending for developed lots to residential builders out of a total 75 lots in the subdivision subject to completion of the project.

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

                     Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                     Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 25, 2000 at 10:00AM.

              (b)    Not Applicable

              (c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                     (1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified -Jerry Chancellor received votes for 1,843,566; withheld 2,200; and not voted 287,946.
                            Joe Tollett received votes for 1,843,366; withheld 2,400; and not voted 287,946. Bill Taylor received votes for 1,844,566; withheld 1,200 and not voted 287,946.

                     (2) Proposal to ratify the appointment by the Board of Directors of Henry & Peters, P.C., as the Company's independent auditors for the fiscal year ending September 30, 2000; received votes for 1,843,168; against 1,500; abstain 1,098; and not voted 287,946.

              (d)    Not Applicable

ITEM 5.       OTHER INFORMATION

                     Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)    Exhibit 27: Financial Data Schedule
              (b)    8K dated January 11, 2000 - Announces First Quarter
                     Earnings
                     8K dated February 9, 2000 - Stock Repurchase Announcement 8K dated March 15, 2000 - Announces Declaration of Cash Dividend

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACKSONVILLE BANCORP, INC.


DATE: May 10, 2000                      By:  /s/ Jerry Chancellor
                                             ---------------------------------
                                             Jerry Chancellor, President


DATE: May 10, 2000                      By:  /s/ Bill W. Taylor
                                             ---------------------------------
                                             Bill W. Taylor
                                             Exec. Vice President
                                             Chief Financial Officer