Form 10-Q
period 2000-06-30
JACKSONVILLE BANCORP INC
filed 2000-08-07
CIK 1005507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000
                               -------------------------------------------

                                       or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number 0-28070
                       --------------------------

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

As of August 3, 2000, the latest practicable date, 2,675,972 shares of the registrant's common stock, $.01 par value, were issued and 1,997,712 shares were outstanding.

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  Financial Information
------------------------------------------------------------------------------
                                                                     Page
                                                                     ----
Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition as of June 30, 2000
         (Unaudited)and September 30, 1999(Audited)                       3

         Consolidated Statements of Earnings for the
         Nine and Three Months Ended June 30, 2000
         and 1999 (Unaudited)                                             4

         Consolidated Statements of Cash Flows for
         the Nine Months Ended June 30, 2000 and
         1999 (Unaudited)                                                 5

         Consolidated Statement of Changes in
         Stockholders' Equity for the Nine Months Ended
         June 30, 2000 (Unaudited)                                        6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of                          9
         Financial Condition and Results of Operations
         for the Nine and Three Months Ended June 30, 2000

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                     13


PART II. Other Information
------------------------------------------------------------------------------
Item 1.  Legal Proceedings                                               16
Item 2.  Changes in Securities                                           16
Item 3.  Defaults upon Senior Securities                                 16
Item 4.  Submission of Matters to a Vote of Security Holders             16
Item 5.  Other Information                                               16
Item 6.  Exhibits and Reports on Form 8-K                                16
Signatures

                         Part I - Financial Information
                         Item 1., Financial Statements

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                             June 30,          September 30,
                                                          -------------        -------------
                                                               2000                1999
                                                          -------------        -------------
                                                              (Unaudited)        (Audited)
                                     ASSETS
  Cash on hand and in banks                              $       2,153         $       2,996
  Interest-bearing deposits                                      4,741                 3,572
  Investment securities:
    Held-to-maturity, at cost                                    5,000                 6,999
    Available-for-sale, at estimated market value               14,591                11,712
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                    3,864                 4,658
    Available-for-sale, at estimated market value               30,225                32,983
  Loans receivable, net                                        226,215               216,267
  Accrued interest receivable                                    2,271                 2,254
  Foreclosed real estate, net                                      139                   346
  Premises and equipment, net                                    4,884                 4,583
  Stock in Federal Home Loan Bank of Dallas, at cost             2,127                 1,974
  Investment in real estate at cost                              1,153                   713
  Mortgage servicing rights                                        615                   588
  Other assets                                                     699                   747
                                                         --------------        ----------------
        Total assets                                     $     298,677         $     290,392
                                                         ==============        ================

LIABILITIES

  Deposits                                               $     218,438         $     215,209
  FHLB Advances                                                 42,000                35,000
  Advances from borrowers for taxes and insurance                3,155                 4,096
  Accrued expenses and other liabilities                         1,393                 1,722
                                                         --------------        ----------------
        Total liabilities                                      264,986               256,027

DEFERRED INCOME

  Gain on sale of real estate owned                                 75                   146

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                     27                    27
    2,007,712 and 2,180,212 shares outstanding at
    June 30, 2000 and September 30, 1999, respectively

    Additional paid in capital                                  22,738                22,723
    Retained earnings, substantially restricted                 23,414                21,507
  Less:

    Treasury shares, at cost                                  (10,200)               (7,772)
    (668,260 & 495,760 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan           (1,071)               (1,117)
    Shares acquired by Management Recognition Plan               (223)                 (348)

    Accumulated other comprehensive income (loss)              (1,069)                 (801)
                                                         --------------        ----------------

        Total stockholders' equity                              33,616                34,219
                                                         --------------        ----------------
          Total liabilities and stockholders' equity     $     298,677         $     290,392
                                                         ==============        ================

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                       Nine Months Ended       Three Months Ended
                                           June 30,                 June 30,
                                      ------------------       -----------------
                                        2000       1999         2000       1999
                                      --------   --------     --------   --------
INTEREST INCOME

  Loans receivable                    $ 13,806   $ 12,606    $   4,735  $   4,356
  Mortgage-backed securities             1,794      1,433          584        530
  Investment securities                    825        786          283        253
  Other                                    202        217           88         63
                                      --------   --------     --------   --------
    Total interest income               16,627     15,042        5,690      5,202

INTEREST EXPENSE

  Other                                  1,631        733          575        342
  Deposits                               7,478      7,161        2,539      2,386
                                      --------   --------     --------   --------
      Total interest expense             9,109      7,894        3,114      2,728
                                      --------   --------     --------   --------
      Net interest income                7,518      7,148        2,576      2,474

PROVISION FOR LOSSES ON LOANS               51         45           18         15
                                      --------   --------     --------   --------

  Net interest income after
    provision for losses on loans        7,467      7,103        2,558      2,459

NONINTEREST INCOME

  Fees and deposit service charges       1,083      1,021          353        356
  Real estate operations, net               61        127            7          4
  Other                                    133        154           33         30
                                      --------    -------      -------    -------
     Total noninterest income            1,277      1,302          393        390

NONINTEREST EXPENSE

  Compensation and benefits              3,029      2,810        1,005        916
  Occupancy and equipment                  545        468          192        154
  Insurance expense                         93        124           25         42
  Other                                  1,062        925          352        303
                                      --------   --------     --------   --------
      Total noninterest expense          4,729      4,327        1,574      1,415

INCOME BEFORE TAXES ON INCOME            4,015      4,078        1,377      1,434

TAXES ON INCOME                          1,375      1,384          473        487
                                      --------   --------     --------   --------
  Net earnings                        $  2,640    $ 2,694     $    904   $    947
                                      ========    =======     ========   ========

EARNINGS PER SHARE

  Basic                               $   1.33   $   1.21     $    .47   $    .43
                                      ========   ========     ========   ========

  Diluted                             $   1.30   $   1.17     $    .46   $    .42
                                      ========   ========     ========   ========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                               2000           1999
                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  2,640       $  2,694
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  220            196
     Amortization/Accretion of securities                            7             10
     Provision for losses on loans and real estate                  51             45
     Loans originated for sale                                 (14,769)       (18,343)
     Loans sold                                                 14,769         18,343
     Gain on sale of other real estate                             (82)          (168)
     Gain on loans sold                                            (28)           (46)
     Accrual of MRP awards                                         125            125
     ESOP compensation accrued                                      61            157
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable          (17)           (85)
       (Increase) decrease in prepaid expenses and
         other assets                                               49             35
       Increase in Federal income taxes receivable                   -           (296)
       Decrease in accrued expenses and other liabilities         (330)          (499)
       Decrease in deferred income                                 (70)           (30)
                                                              --------       --------
         Net cash provided by operating activities               2,626          2,138

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                  1,830         14,134
  Purchase of investment securities                             (2,986)       (13,535)
  Net principal payments (origination) on loans                 (9,802)       (22,176)
  Proceeds from sale of foreclosed real estate                      92            109
  Purchase of mortgage-backed securities                          (569)       (14,867)
  Principal paydowns on mortgage-backed securities               4,120          7,002
  Capital expenditures                                            (520)          (408)
  Purchase of stock in FHLB Dallas                                (152)          (328)
  Investment in real estate                                       (440)          (502)
                                                              --------       --------
         Net cash used in investing activities                  (8,427)       (30,571)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       3,229          6,540
  Net decrease in advances for taxes and insurance                (941)          (730)
  Proceeds from Note payable                                         -              -
  Dividends paid                                                  (733)          (834)
  Advances from FHLB                                            14,000         24,000
  Payment of FHLB advances                                      (7,000)        (2,000)
  Purchase of Treasury stock                                    (2,428)        (1,588)
  Proceeds from exercise of stock options                            -              -
                                                              --------       --------
         Net cash provided by (used in) financing
           activities                                            6,127         25,388
                                                              --------       --------
         Net increase in cash and cash equivalents                 326         (3,045)
                                                              --------       --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 6,568         10,868
                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  6,894       $  7,823
                                                              ========       ========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                       Total
                                                                    Stockholders'
                                                                       Equity
                                                                   ---------------
BALANCE AT SEPTEMBER 30, 1999                                        $   34,219

    Net earnings                                      2,640
    Other comprehensive income - net change in
    unrealized gain on securities available for sale   (268)
                                                      ------
  Comprehensive income                                                    2,372
  Accrual of MRP awards                                                     125
  Accrual of ESOP compensation                                               61
  Cash dividends                                                           (733)
  Treasury shares purchased                                              (2,428)


BALANCE AT JUNE 30, 2000                                             $   33,616
                                                                     ==========

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 1 - BASIS OF PRESENTATION

  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month and three-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE

  Basic earnings per share for the nine and three month periods ended June 30, 2000 and 1999 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                               Nine Months Ended         Three Months Ended
                                    June 30,                 June 30,
                               2000         1999         2000         1999
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       1,980,380    2,227,100    1,920,295    2,204,347

  Effect of dilutive
   stock options               51,039       75,360       38,751       74,879
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       2,031,419    2,302,460    1,959,046    2,279,226
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

                 Item 2., Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                           JACKSONVILLE BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 1999 to June 30, 2000.

  At June 30, 2000, the assets of Jacksonville Bancorp, Inc., (the "Company") totaled $298.7 million, which represented an increase of $8.29 million from the $290.4 million held on September 30, 1999.

  Investments in interest-bearing deposits increased by $1.2 million to $4.7 million during the period primarily due to an increase in normal flow of funds for daily operation on deposits at Federal Home Loan Bank )"FHLB") of Dallas, where daily closing balances are paid overnight rates.

  Investment securities, held-to-maturity, decreased by $2.0 million to $5.0 million at June 30, 2000. This decrease was primarily due to calls and maturities of investment securities with the proceeds used primarily for funding of loans, buying available-for-sale securities and meeting cash flow needs. Investment securities, available-for-sale, increased by $2.9 million to $14.6 million at June 30, 2000, primarily due to management's decision to purchase securities at current favorable rates. Most purchases of investment securities were placed in the available-for-sale category during the period.

  Mortgage-backed certificates, held-to-maturity, decreased by $794,000 from September 30, 1999, to June 30, 2000, due primarily to principal reductions. Mortgage-backed certificates, available-for-sale, decreased by $2.8 million also primarily due to principal reductions in the portfolio.

  Loans receivable, net increased during the period by $9.9 million to $226.2 million at June 30, 2000. This increase was primarily due to management's decision to hold in portfolio a portion of Jacksonville Savings Bank's ("Bank") fixed rate loans rather than sell them on the secondary market. In addition, the Company continued to originate small commercial real estate loans, home equity loans, and consumer loans which were placed in its portfolio.

  Foreclosed real estate, net decreased from $346,000 at September 30, 1999, to $139,000 at June 30, 2000. This decrease was primarily due to the sale of foreclosed properties during the period.

  Premises and equipment, net increased by $301,000 from $4.6 million at September 30, 1999, to $4.9 million at June 30, 2000, primarily as a result of the remaining costs associated with the construction of a second branch in Tyler, Texas.

  Stock in Federal Home Loan Bank of Dallas increased from $2.0 million at September 30, 1999 to $2.1 million at June 30, 2000 due primarily to the purchase of additional shares of stock.

  Investment in real estate at cost amounted to $1.2 million at June 30, 2000 as a result of the investment to date of the development of a residential subdivision in Hallsville, Texas.

  The increase of $27,000 in mortgage servicing rights during the nine month period ended June 30, 2000 reflects management's decision to hold more mortgage loans in portfolio rather than sell them into the secondary market.

  Other assets decreased from $747,000 at September 30, 1999, to $699,000 at June 30, 2000.

  At June 30, 2000, the liabilities of the Company totaled $265.0 million as compared to $256.0 million at September 30, 1999. Deposits grew $3.2 million for the nine month period from $215.2 million to $218.4 million at June 30, 2000, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $35.0 million at September 30, 1999 to $42.0 million at June 30, 2000 with the increased amount being used to fund loans and to meet cash flow demands.

  Advances from borrowers for taxes and insurance decreased from $4.1 million at September 30, 1999 to $3.2 million at June 30, 2000. This decrease is the result of the payment from customer escrow accounts all amounts due to taxing agencies for the year 1999 and the refunding of any excess escrow to loan customers in accordance with regulations, offset by monthly tax and insurance payments credited to individual escrow accounts.

  Accrued expenses and other liabilities decreased from $1.7 million at September 30, 1999, to $1.4 million at June 30, 2000. This $329,000 decrease was primarily due to a decrease in the liability for federal income taxes payable and accrued interest payable on loans sold. Deferred Income, gain on sale of real estate owned, decreased from $146,000 at September 30, 1999, to $75,000 at June 30, 2000. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

  Stockholder's equity decreased during the period by $603,000 from $34.2 million at September 30, 1999, to $33.6 million at June 30, 2000. Additional paid-in-capital increased $15,000 as the result of recognizing the difference in the current market price and cost of the Employee Stock Ownership Plan shares released during the period.

  Retained earning increased by $1.9 million primarily as a result of net income for the nine month period after dividends. Treasury shares increased from $7.8 million at September 30, 1999 to $10.2 million at June 30, 2000 due to the repurchase by the Company of 172,500 treasury shares during the period bringing the total shares held in treasury to 668,260 shares.

  Shares acquired by the Employee Stock Ownership Plan decreased by $46,000 due to the release of ESOP shares during the nine month period ended June 30, 2000. Shares acquired by the Management Recognition Plan decreased by $125,000 from $348,000 at September 30, 1999 to $223,000 at June 30, 2000, due primarily to accrual of Management Recognition Plan awards.

  Net unrealized gain/loss on securities, available for sale, increased from an unrealized loss of $801,000 at September 30, 1999, to a $1.1 million unrealized loss at June 30, 2000. This loss was based on "marked-to-market" values of the portfolio at June 30, 2000, in accordance with FASB 115.

Comparison of Operating Results for the three and nine months ended June 30, 1999 and 2000.

  Net income for the three months ended June 30, 2000, totaled $904,000 as compared to $947,000 for the comparable period ended June 30, 1999. The decrease of $43,000 in net income was primarily the result of an increase in net interest income after provisions for loan losses of $99,000, an increase in non interest income of $3,000; a decrease in taxes on income of $14,000, offset by an increase of $159,000 in non interest expenses.

  Net income for the nine months ended June 30, 2000, totaled $2.6 million compared to $2.7 million for the same period in 1999. Net interest income after provision for losses on loans increased by $364,000 to $7.5 million, reflecting a $370,000 increase in net interest income and an increase of $6,000 in provision for losses on loans. Non-interest income decreased in an amount of $25,000 to $1.3 million, reflecting primarily a $62,000 increase in fees and deposit service charges, offset by a $66,000 decrease in real estate operations, net and a decrease in other non-interest income of $21,000. Non-interest expense increased by $402,000, primarily as a result of a $219,000 increase in compensation and benefits expense; an increase of $77,000 in occupancy and equipment; and an increase of $137,000 in other non-interest expenses, offset by a reduction in insurance expense of $31,000. Taxes on income decreased by $9,000 in the nine month period ended June 30, 2000 compared to the prior nine month period.

Net Interest Income

  The Company's net interest income before provisions for loan losses was $2.6 million for the three months ended June 30, 2000. This amount represents an increase of $102,000 from the $2.5 million of net interest income before provisions for loan losses for the three month period ended June 30, 1999. The increase of $102,000 was primarily due to an increase of $488,000 in total interest income, offset by an increase of $386,000 in total interest expense.

  The increase in net interest income before provision for loan losses for the nine month period ended June 30, 2000 of $370,000 to $7.5 million as compared to the prior period was primarily due to an increase of $1.6 million in interest income from larger loans receivable and mortgage-backed securities portfolios, an increase in other investment securities income of $39,000; offset by an increase in total interest expense of $1.2 million, and a decrease of $15,000 in other interest income.

Provisions for Losses on Loans

  The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision for the three month period ended June 30, 2000 increased to $18,000, an increase of $3,000 from the amount reported June 30, 1999. For the nine month period ended June 30, 2000 the loan loss provision was $51,000 compared to $45,000 for June 30, 1999.

Non-Interest Income

  Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $3,000 for the three month period ended June 30, 2000, as compared to the three month period ended June 30, 1999, amounting to $393,000 and $390,000 for the respective periods. This increase was primarily due to an increase in real estate operations net of $3,000, an increase of $3,000 in other non-interest income, offset by a decrease in fees and deposit service charges of $3,000.

  For the nine months ended June 30, 2000, non-interest income decreased by $25,000 from $1.30 million at June 30, 1999 to $1.28 million. This decrease was primarily due to an increase in fees and deposit service charges of $62,000, a decrease of $21,000 in other non-interest income, and a decrease in real estate operations, net of $66,000.

Non-Interest Expense

  For the three months ended June 30, 2000, non-interest expense increased by $159,000 over the comparable period ended June 30, 1999. The increase was primarily due to an increase in other compensation and benefits of $89,000; occupancy and equipment of $38,000; other non-interest expense of $49,000 offset by a decrease in insurance expense of $17,000.

  Non-interest expenses increased by $402,000 for the nine month period ended June 30, 2000, to $4.70 million over the $4.30 million for the comparable period in 1999. The increase was primarily due to an increase in compensation and benefits of $219,000; an increase in occupancy and equipment of $77,000, an increase of $137,000 in other non-interest expenses, partially offset by a decrease in insurance expense of $31,000.

Taxes

  The provision for income tax amounted to $473,000 and $1.4 million for the three and nine months ended June 30, 2000, respectively, compared to $487,000 and $1.4 million during the three and nine months ended June 30, 1999, respectively, based on earnings for the period.

Liquidity

  The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 2000 the Bank's liquidity was $62.7 million with a liquidity ratio of 29.0 %.

Regulatory Capital Requirements

  The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 2000, Jacksonville Savings Bank had Tier 1 leveraged capital, and Tier 1 risk based capital and total risk based capital levels of 10.64%, 18.09% and 18.79%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $19.6 million and $24.5 million, and $18.7 million respectively.

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

  The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at June 30, 2000, would result in a 11.77% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 4.32% increase in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

  At June 30, 2000, the Bank slightly exceeded the policy range set forth in the Bank's Interest Rate Risk Policy. With an immediate 200 point increase in interest rates the results would exceed policy limits of 25% by 1.99%, which is an improvement over the quarter ended March 31, 2000 of 2.83%. While management does not believe the 1.99% to be material, management and the Board of Directors will continue reviewing the existing risk limits and may elect to either revise these limits or adopt an acceptable plan for an orderly return to compliance with the limits.

Recent Developments

  Early heavy spring rains through June and unexpected ground spring water continued to delay completion of the Hallsville Subdivision project. Dry weather in July has permitted work to continue and at this time street curbing is nearing completion with street paving to begin within two to three weeks. It is management's opinion that the project will be complete by the end of summer and construction of homes will begin at that time on lots that have been sold on contingency contracts.

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

              Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

ITEM 5.   OTHER INFORMATION

              Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27: Financial Data Schedule

          (b) 8K dated April 27, 2000   -  Announces Second Quarter Earnings
              8K dated June 14, 2000    -  Announces Declaration of Cash
              Dividend

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACKSONVILLE BANCORP, INC.

DATE: August 3, 2000                    By:   Jerry Chancellor
                                             -----------------------------------
                                              Jerry Chancellor, President

DATE: August 3, 2000                    By:   Bill W. Taylor
                                             -----------------------------------
                                              Bill W. Taylor
                                              Exec. Vice President
                                              Chief Financial Officer