Form 10-Q
period 2000-12-31
JACKSONVILLE BANCORP INC
filed 2001-02-07
CIK 1005507

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 2000
                              ------------------------------------------------
                                    or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              -------------------     ------------------------

Commission File Number  0-28070
                      ---------------------------

                          Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


Commerce at Neches
Jacksonville, Texas                                   75766
-------------------------------                   --------------
(Address of principal                               (Zip Code)
executive office)


Registrant's telephone number, including area code:  (903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                     No
    ---                                       ---
As of February 6, 2001, the latest practicable date, 2,681,646 shares of the registrant's common stock, $.01 par value, were issued and 1,930,386 shares were outstanding.











                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                  INDEX

PART I.             Financial Information
--------------------------------------------------------------------------
                                                                     Page
											  ------
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of December 31, 2000
                    (Unaudited)and September 30, 2000(Audited)         3

                    Consolidated Statements of Earnings for the
                    Three Months Ended December 31, 2000
                    and 1999 (Unaudited)                               4

                    Consolidated Statements of Cash Flows for
                    the Three Months Ended December 31, 2000 and
                    1999 (Unaudited)                                   5

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Three Months Ended
                    December 31, 2000 (Unaudited)                      6

                    Notes to Consolidated Financial Statements         7

Item 2.             Management's Discussion and Analysis of            9
                    Financial Condition and Results of Operations for the Three Months Ended December 31, 2000

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                       12

PART II.            Other Information
--------------------------------------------------------------------------

Item 1.             Legal Proceedings                                 13
Item 2.             Changes in Securities                             13
Item 3.             Defaults upon Senior Securities                   13
Item 4.             Submission of Matters to a Vote of
                     Security Holders                                 13
Item 5.             Other Information                                 13
Item 6.             Exhibits and Reports on Form 8-K                  13
Signatures















                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (DOLLARS IN THOUSANDS)
                                                       December 31,    September 30,
									 ------------    -------------
                                                           2000             2000
									 ------------    -------------
                                                       (Unaudited)       (Audited)
ASSETS
  Cash on hand and in banks                           $       2,583  $       2,702
  Interest-bearing deposits                                   7,016          4,819
  Investment securities:
    Held-to-maturity, at cost                                 5,000          5,000
    Available-for-sale, at estimated market value            17,810         17,017
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 3,507          3,700
    Available-for-sale, at estimated market value            39,663         29,026
  Loans receivable, net                                     227,709        226,854
  Accrued interest receivable                                 2,586          2,524
  Foreclosed real estate, net                                   175            124
  Premises and equipment, net                                 4,854          4,846
  Stock in Federal Home Loan Bank of Dallas, at cost          2,450          2,156
  Investment in real estate at cost                           1,250          1,246
  Mortgage servicing rights                                     636            625
  Other assets                                                  462            828
									-------------  -------------
        Total assets                                  $     315,701  $     301,467
									=============  =============
LIABILITIES
  Deposits                                            $     228,942  $     220,766
  FHLB Advances                                              49,000         41,000
  Advances from borrowers for taxes and insurance             1,177          4,074
  Accrued expenses and other liabilities                      1,616          1,465
									-------------  -------------
        Total liabilities                                   280,735        267,305

DEFERRED INCOME
  Gain on sale of real estate owned                              71             73

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                  27             27
    1,934,712 and 1,967,712 shares outstanding at
    December 31, 2000 And September 30, 2000, respectively
    Additional paid in capital                               22,749         22,743
    Retained earnings, substantially restricted              24,881         24,211
  Less:
    Treasury shares, at cost                                (11,245)       (10,754)
    (741,260 & 708,260 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,040)        (1,056)
    Shares acquired by Management Recognition Plan             (139)          (181)
   Accumulated other comprehensive income (loss)               (338)          (901)
                                                      -------------  --------------
        Total stockholders' equity                           34,895         34,089
									-------------  --------------
          Total liabilities and stockholders' equity  $     315,701  $     301,467
                                                      =============  ==============


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
									   ----------------------
                                                            2000        1999
									   ----------  ----------
INTEREST INCOME
  Loans receivable                                       $    4,923  $    4,569
  Mortgage-backed securities                                    559         613
  Investment securities                                         354         278
  Other                                                         125          55
									   ----------  ----------
    Total interest income                                     5,961       5,515

INTEREST EXPENSE
  Other                                                         641         500
  Deposits                                                    2,804       2,473
									   ----------  ----------
      Total interest expense                                  3,445       2,973
									   ----------  ----------
      Net interest income                                     2,516       2,542
PROVISION FOR LOSSES ON LOANS                                    18          15
									   ----------  ----------
  Net interest income after
    provision for losses on loans                             2,498       2,527

NONINTEREST INCOME
  Fees and deposit service charges                              386         388
  Real estate operations, net                                   (10)         48
  Other                                                          41          36
  Mortgage servicing rights                                      10          16
									   ----------  ----------
      Total noninterest income                                  427         488

NONINTEREST EXPENSE
  Compensation and benefits                                   1,024       1,029
  Occupancy and equipment                                       174         162
  Insurance expense                                              24          44
  Other                                                         330         361
									   ----------  ----------
      Total noninterest expense                               1,552       1,596

INCOME BEFORE TAXES ON INCOME                                 1,373       1,419

TAXES ON INCOME                                                 472         473
									   ----------  ----------
  Net earnings                                           $      901  $      946
									   ==========  ==========
EARNINGS PER SHARE
  Basic                                                  $      .48  $      .46
									   ==========  ==========
  Diluted                                                $      .46  $      .45
									   ==========  ==========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)
                                 Unaudited
                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
									    ----------------------
                                                             2000        1999
 									    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $     901         946
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                               78          70
      Amortization/Accretion of securities                        2           2
      Provision for losses on loans and real estate              18          15
      Loans originated for sale                              (5,028)     (5,532)
      Loans sold                                              5,028       5,532
      Loss(Gain) on sale of other real estate                     4         (56)
      Gain on sale of loans                                     (11)        (16)
      Accrual of MRP awards                                      42          42
      Release of ESOP shares                                     23          21
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable      (62)         94
        (Increase) decrease in prepaid expenses and
          other assets                                          365         437
        Decrease in accrued expenses and other liabilities      151        (551)
        Decrease in deferred income                              (2)        (56)
 									    ----------  ----------
        Net cash provided by (used in) operating
            activities                                        1,509         948

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                           1,258           -
  Proceeds on maturity of investment securities              (1,490)        405
  Net principal payments (origination) on loans                (927)     (2,758)
  Proceeds from sale of foreclosed real estate                    -          92
  Purchase of mortgage-backed securities                    (11,000)       (569)
  Principal paydowns on mortgage-back securities                556       1,536
  Capital expenditures                                          (86)       (287)
  Purchase of stock in FHLB                                    (294)        (27)
  Investment in real estate                                      (4)       (167)
 									    ----------  ----------
        Net cash (used in) provided by investing
            activities                                      (11,987)     (1,775)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                    8,176       1,836
  Net decrease in advances for taxes and insurance           (2,897)     (2,728)
  Dividends paid                                               (231)       (251)
  Advances from FHLB                                         22,500       8,000
  Payment on FHLB advance                                   (14,500)     (4,000)
  Proceeds from other borrowings                                  -           -
  Purchase of Treasury stock                                   (492)     (1,108)
 									    ----------  ----------
      Net cash provided by financing activities              12,556       1,749
 									    ----------  ----------
      Net increase (decrease)in cash and cash equiv.          2,078         922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              7,521       6,568
 									    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   9,599   $   7,490
									    ==========  ==========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)
                                 Unaudited
                                                                       Total
                                                                    Stockholders'
                                                                       Equity
											  -------------
Balance at September 30, 2000                                       $      34,089

    Net earnings                                           901
    Other comprehensive income - net change in
    unrealized gain on securities available for sale       563
  									    ----
  Comprehensive income                                                      1,464
  Accrual of MRP awards                                                        42
  Accrual of ESOP compensation                                                 23
  Cash dividends                                                             (231)
  Treasury shares purchased                                                  (492)

Balance at December 31, 2000                                            $  34,895
											      ==========


                          JACKSONVILLE BANCORP, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the three month periods ended December 31, 2000 and 1999 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:



                                       Three Months Ended
                                          December 31,

                                    2000                    1999
						----				----
  Basic EPS - Average
   shares outstanding            1,870,256               2,054,604

  Effect of dilutive
    stock options                   66,525                  66,016
					   ---------               ---------
  Diluted EPS - Average
    shares outstanding           1,936,781               2,120,620
 					   =========               =========



NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 4 -RECENT ACCOUNT PRONOUNCEMENTS


    In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers and servicing of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No, 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations.

                       JACKSONVILLE BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2000 TO DECEMBER 31, 2000.

    At December 31, 2000, the assets of Jacksonville totaled $315.7 million compared to $301.5 million at September 30, 2000, an increase of $14.2 million. This increase was primarily due to an increase in interest bearing deposits of $2.2 million; an increase in investment securities of $793,000; an increase in mortgage-backed certificates of $10.4 million; an increase in stock in Federal Home Loan Bank of $294,000; and an increase in loans receivable net of $855,000. These increases were primarily offset by a decrease in other assets of $366,000.

    Cash on hand declined during the quarter ending December 31, 2000 to $2.6 million from the $2.7 million reported at September 30, 2000, while interest-bearing deposits increased $2.2 million during the quarter primarily in deposits at Federal Home Loan Bank, and deposits in other insured financial institutions.

    The investment securities portfolios, held-to-maturity and available-for-sale, increased during the quarter from a total of $22.0 million at September 30, 2000 to $22.8 million at December 31, 2000. The $793,000 increase was the result of purchases of securities added to the available-for-sale portfolio during the quarter.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from $32.7 million at September 30, 2000 to $43.2 million at the end of the quarter, primarily as a result of the Bank continuing a wholesale growth strategy involving leveraged investing wherein Federal Home Loan Bank advances were used to purchase mortgage-backed certificates.

    Loans receivable, net increased by $855,000 from $226.9 million at September 30, 2000 to $227.7 million at December 31, 2000. The increase was primarily funded from an increase in deposits during the quarter. While loans receivable net increased by only $855,000, Jacksonville originated $5.0 million in loans which were sold to the secondary market because of lower fixed interest rates on the loans originated.

    All remaining asset classifications for December 31, 2000 remained relatively comparable to those numbers disclosed at September 30, 2000 with the exception of other assets which reduced from $828,000 to $462,000 for the quarter primarily as a result of timing of federal income tax payments. Foreclosed real estate, net increased $51,000 during the quarter.

    At December 31, 2000 liabilities of the Company totaled $280.7 million compared to $267.3 million at September 30, 2000. Deposits grew $8.2 million for the quarter from $220.8 million to $228.9 million at December 31, 2000, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $41.0 million to $49.0 million for the comparable periods, primarily as a result of the wholesale growth strategy.

    Advances from borrowers for taxes and insurance decreased from $4.1 million to $1.2 million for the quarter ended December 31, 2000. This decrease is the result of the payment from customer's escrow accounts all amounts due to taxing agencies for the year 2000.

    Accrued expenses and other liabilities increased from $1.5 million at September 30, 2000 to $1.6 million at December 31, 2000.

    Deferred income, gain on sale of real estate owned, decreased from $73,000 at September 30, 2000 to $71,000 at December 31, 2000. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

    Stockholder's equity increased during the period by $806,000 from $34.1 million to $34.9 million. Retained earnings increased from $24.2 million at September 30, 2000 to $24.9 million at December 31, 2000 primarily as a result of net income for the quarter after dividends. Treasury shares increased for the quarter from $10.8 million to $11.2 million due to the repurchase of 33,000 shares during the period bringing total treasury shares to 741,260.

    Shares acquired by the Employee Stock Ownership Plan decreased by $16,000 due to the release of ESOP shares during the quarter ended December 31, 2000. Shares acquired by the Management Recognition Plan decreased by $42,000 from $181,000 at September 30, 2000 to $139,000 at December 31, 2000,
due primarily to accrual of Management Recognition Plan awards.

    Net unrealized gain/loss on securities, available for sale, decreased from a $901,000 unrealized loss at September 30, 2000 to a $338,000 unrealized loss at December 31, 2000 which reflects an improvement in investment performance. These losses were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999.

    Jacksonville reported net earnings of $901,000 for the three months ended December 31, 2000 compared to $946,000 for the three months ended December 31, 1999. The decrease in net income of $45,000 was due to a decrease in net interest income after provision for losses on loans of $29,000; a decrease of $61,000 in noninterest income; partially offset by a decrease in noninterest expenses of $44,000.

NET INTEREST INCOME

    Total interest income increased by $446,000 to $5.96 million during the three months ended December 31, 2000 compared to the same period in the prior year. Interest income from loans receivable increased $354,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities decreased $54,000 from $613,000 for the quarter ended December 31, 1999 to $559,000 for the quarter ended December 31, 2000 due primarily to a decrease in average portfolio balances for the comparable periods. Interest on investment securities increased $76,000 from $278,000 for the quarter ended December 31, 1999 to $354,000 at December 31, 2000 as the composite interest on the portfolios increased during a rising interest rate environment. Other interest income increased from $55,000 for the three month period ended December 31, 1999 to $125,000 for the comparable period ended December 31, 2000. The increase was primarily due to an increase in interest on other bank deposits of $23,700; an increase in interest on FHLB deposits of $30,500; and an increase in FHLB dividends of $15,900.

    Total interest expense increased by $472,000 for the three months ended December 31, 2000 compared to the same period in 1999 due primarily to an increase in interest paid on FHLB advances of $141,000 and to increases of $331,000 on deposits due to the rising interest rate environment and on average balances for the periods.

PROVISIONS FOR LOSSES ON LOANS

    Jacksonville recorded $18,000 in provision for loan losses for the quarter ended December 31, 2000 as compared to $15,000 for the quarter ended December 31, 1999. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

NONINTEREST INCOME

    Total noninterest income decreased from $488,000 for the three months ended December 31, 1999 to $427,000 for the comparable period in 2000. The $61,000 decrease was the result of a decrease of $2,000 in fees and deposit service charges; a decrease of $58,000 in real estate operations, net; a decrease in mortgage servicing rights of $6,000; offset by an increase in other noninterest income of $5,000.

NONINTEREST EXPENSE

    For the three months ended December 31, 2000, noninterest expense decreased by $44,000 over the comparable period ended December 31, 1999. The decrease was primarily due to a decrease in compensation and benefits of $5,000; a decrease in other non-interest expenses of $31,000; a decrease of $20,000 in insurance expense; offset by an increase of $12,000 in occupancy and equipment.

INCOME TAX EXPENSE

    For the three months ended December 31, 1999 and December 31, 2000, the provisions for income tax amounted to $473,000 and $472,000, respectively.

LIQUIDITY

    The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 2000 the Bank's liquidity was $80.5 million with a liquidity ratio of 35.9%.

REGULATORY CAPITAL REQUIREMENTS

    The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At December 31, 2000, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk based capital levels of 10.50%, 17.14% and 17.79%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $19.9 million, $24.7 million, and $18.4 million respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are presented at September 30, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 22, 2000. Management believes there have been no material changes in the Company's market risk since September 30, 2000.

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

              Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

ITEM 5.   OTHER INFORMATION

              Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) 8K dated October 11, 2000 - Stock Repurchase Announcement 8K dated November 15, 2000 - Announces Annual Earnings
               8K dated December 13, 2000 - Declaration of Dividends

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Jacksonville Bancorp, Inc.


DATE:  February 6, 2001            By:  /s/ Jerry Chancellor
    	 ----------------                 ----------------------------
                                        Jerry Chancellor, President



DATE:  February 6, 2001            By:  /s/ Bill W. Taylor
       ----------------                 ----------------------------
                                        Bill W. Taylor
                                        Exec. Vice President
                                        Chief Financial Officer