Form 10-Q
period 2001-03-31
JACKSONVILLE BANCORP INC
filed 2001-05-11
CIK 1005507

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                              ---------------------------------------

                                     or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ------------------------

Commission File Number 0-28070
                      ----------------------------


                            Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Texas                                           75-2632781
---------------------------------                 ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                             75766
---------------------------------                        -------------------
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of May 10, 2001, the latest practicable date, 2,685,041 shares of the registrant's common stock, $.01 par value, were issued and 1,885,581 shares were outstanding.








                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                    INDEX
                                    -----


PART I.                 Financial Information
------------------------------------------------------------------------------
                                                                        Page

Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of March 31, 2001
                    (Unaudited)and September 30, 2000(Audited)            3

                    Consolidated Statements of Earnings for the
                    Six and Three Months Ended March 31, 2001
                    and 2000 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Six Months Ended March 31, 2001 and
                    2000 (Unaudited)                                      5

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Six Months Ended
                    March 31, 2001 (Unaudited)                            6

                    Notes to Consolidated Financial Statements            7

Item 2.             Management's Discussion and Analysis of               9
                    Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2001

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                           12

PART II.            Other Information
------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                     13
Item 2.             Changes in Securities                                 13
Item 3.             Defaults upon Senior Securities                       13
Item 4.             Submission of Matters to a Vote of Security Holders   13
Item 5.             Other Information                                     14
Item 6.             Exhibits and Reports on Form 8-K                      14
Signatures
















                         Part I - Financial Information
                         Item 1., Financial Statements


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)


                                                           March 31,     September 30,
                                                          -----------    -------------
                                                             2001            2000
                                                          -----------    -------------
                                                          (Unaudited)     (Audited)

                                ASSETS

  Cash on hand and in banks                               $     2,773    $       2,702
  Interest-bearing deposits                                     8,597            4,819
  Investment securities:
    Held-to-maturity, at cost                                   2,500            5,000
    Available-for-sale, at estimated market value              14,547           17,017
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                   3,122            3,700
    Available-for-sale, at estimated market value              43,839           29,026
  Loans receivable, net                                       230,314          226,854
  Accrued interest receivable                                   2,452            2,524
  Foreclosed real estate, net                                       0              124
  Premises and equipment, net                                   4,768            4,846
  Stock in Federal Home Loan Bank of Dallas, at cost            2,550            2,156
  Investment in real estate at cost                             1,214            1,246
  Mortgage servicing rights                                       642              625
  Other assets                                                    194              828
                                                          -----------    -------------
        Total assets                                      $   317,512    $     301,467
                                                          ===========    =============
LIABILITIES
  Deposits                                                $   232,327    $     220,766
  FHLB Advances                                                46,785           41,000
  Advances from borrowers for taxes and insurance               1,953            4,074
  Accrued expenses and other liabilities                        1,244            1,465
                                                          -----------    -------------
        Total liabilities                                     282,309          267,305

DEFERRED INCOME
  Gain on sale of real estate owned                                54               73

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,675,972 shares issued;                    27               27
    1,886,581 and 1,967,712 shares outstanding at
    March 31, 2001 and September 30, 2000, respectively
    Additional paid in capital                                 22,855           22,743
    Retained earnings, substantially restricted                25,709           24,211
  Less:
    Treasury shares, at cost                                  (12,268)         (10,754)
    (798,460 & 708,260 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan           (1,023)          (1,056)
    Shares acquired by Management Recognition Plan                (97)            (181)
    Accumulated other comprehensive income (loss)                 (54)            (901)
                                                          -----------    -------------

        Total stockholders' equity                             35,149           34,089
                                                          -----------    -------------
          Total liabilities and stockholders' equity      $   317,512    $     301,467
                                                          ===========    =============



                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)
                                 Unaudited

                                       Six Months Ended       Three Months Ended
                                           March 31,               March 31,
                                      -------------------    --------------------
                                        2001       2000         2001       2000
                                      --------   --------    ---------   --------

INTEREST INCOME
  Loans receivable                    $  9,755   $  9,071    $   4,832   $  4,502
  Mortgage-backed securities             1,307      1,210          748        597
  Investment securities                    690        542          336        264
  Other                                    234        114          109         59
                                      --------   --------    ---------   --------
    Total interest income               11,986     10,937        6,025      5,422

INTEREST EXPENSE
  Other                                  1,355      1,056          714        556
  Deposits                               5,619      4,939        2,815      2,466
                                      --------   --------    ---------   --------
      Total interest expense             6,974      5,995        3,529      3,022
                                      --------   --------    ---------   --------
      Net interest income                5,012      4,942        2,496      2,400

PROVISION FOR LOSSES ON LOANS               41         33           23         18
                                      --------   --------    ---------   --------

  Net interest income after
    provision for losses on loans        4,971      4,909        2,473      2,382

NONINTEREST INCOME
  Fees and deposit service charges         859        730          473        342
  Real estate operations, net              188         54          198          6
  Other                                     89         74           48         38
  Mortgage servicing assets                 13         26            3         10
  Gain on sale of investment securities     42          -           42          -
                                      --------   --------    ---------   --------
     Total noninterest income            1,191        884          764        396

NONINTEREST EXPENSE
  Compensation and benefits              2,068      2,024        1,044        995
  Occupancy and equipment                  382        353          208        191
  Insurance expense                         48         68           24         24
  Other                                    687        710          357        349
                                      --------   --------    ---------   --------
      Total noninterest expense          3,185      3,155        1,633      1,559

INCOME BEFORE TAXES ON INCOME            2,977      2,638        1,604      1,219

TAXES ON INCOME                          1,023        902          551        429
                                      --------   --------    ---------   --------

  Net earnings                        $  1,954   $  1,736     $  1,053   $    790
                                      ========   ========    =========   ========

EARNINGS PER SHARE
  Basic                               $   1.05   $    .87     $    .57   $    .40
                                      ========   ========    =========   ========

  Diluted                             $   1.01   $    .84     $    .55   $    .39
                                      ========   ========    =========   ========



                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  Unaudited
                                                           Six Months    Six Months
                                                             Ended         Ended
                                                            March 31,     March 31,
                                                              2001          2000
                                                          ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    1,954    $   1,736
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  161          145
     Amortization/Accretion of securities                            4            5
     Provision for losses on loans and real estate                  41           33
     Loans originated for sale                                 (10,399)     (10,823)
     Loans sold                                                 10,399       10,823
     Gain on sale of other real estate                            (131)         (72)
     Gain on loans sold                                            (16)         (26)
     Accrual of MRP awards                                          84           84
     ESOP compensation accrued                                      50           41
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable           72          (35)
       (Increase) decrease in prepaid expenses and
         other assets                                              634          (36)
      Decrease in accrued expenses and other liabilities          (221)        (389)
       Decrease in deferred income                                 (19)         (68)
                                                          ------------  -----------
         Net cash provided by operating activities               2,613        1,418

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                 14,804        1,287
  Purchase of investment securities                             (8,990)        (500)
  Net principal payments (origination) on loans                 (3,297)      (4,500)
  Proceeds from sale of foreclosed real estate                      50           92
  Purchase of mortgage-backed securities                       (17,000)        (569)
  Principal paydowns on mortgage-backed securities               2,766        3,094
  Capital expenditures                                             (85)        (429)
  Purchase of stock in FHLB Dallas                                (394)         (87)
  Investment in real estate                                         32         (353)
                                                          ------------  -----------
         Net cash used in investing activities                 (12,114)      (1,974)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      11,560          557
  Net decrease in advances for taxes and insurance              (2,120)      (2,001)
  Proceeds from Note payable                                         -            -
  Dividends paid                                                  (456)        (493)
  Advances from FHLB                                            32,000       10,000
  Payment of FHLB advances                                     (26,215)      (6,000)
  Purchase of Treasury stock                                    (1,514)      (2,168)
  Proceeds from exercise of stock options                           95            -
                                                          ------------  -----------
         Net cash provided by (used in) financing
           activities                                           13,350         (105)
                                                          ------------  -----------
         Net increase in cash and cash equivalents               3,849         (661)
                                                          ------------  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,521        6,568
                                                          ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   11,370    $   5,907
                                                          ============  ===========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED March 31, 2001
                           (DOLLARS IN THOUSANDS)
                                  Unaudited


                                                                    Total
                                                                Stockholders'
                                                                    Equity
                                                                -------------
Balance at September 30, 2000                                   $      34,089

    Net earnings                                       1,954
    Other comprehensive income - net change in
    unrealized gain on securities available-for-sale     847
                                                       -----
  Comprehensive income                                                  2,801
  Accrual of MRP awards                                                    84
  Accrual of ESOP compensation                                             50
  Cash dividends                                                         (456)
  Treasury shares purchased                                            (1,514)
  Proceeds from Exercise of Stock Options                                  95
                                                                -------------
Balance at March 31, 2001                                       $      35,149
                                                                =============

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
  The results of operations for the six-month and three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the six and three month periods ended March 31, 2001 and 2000 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:
                                Six Months Ended         Three Months Ended
                                    March 31,                 March 31,
                               2001         2000         2001         2000
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       1,853,546    2,005,149    1,838,623    1,971,900

  Effect of dilutive
   stock options               80,334       56,581       91,805       46,064
                            ---------    ---------    ---------    ---------
  Diluted EPS - Average
   shares outstanding       1,933,880    2,061,730    1,930,428    2,017,964
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

    Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal years beginning after June 15, 2000.  The Statement may not be
applied retroactively to financial statements of prior periods.   The
Statement's adoption effective October 1, 2000 did not have a material impact on the Corporation's financial condition or result of operations.

                  Item 2., Management's Discussion and Analysis
                of Financial Condition and Results of Operations


DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2000 TO MARCH 31, 2001.

    At March 31, 2001, the assets of Jacksonville totaled $317.5 million compared to $301.5 million at September 30, 2000, an increase of $16.0 million. This increase was primarily due to an increase in interest bearing deposits of $3.8 million; an increase in mortgage-backed certificates of $14.2 million; an increase in stock in Federal Home Loan Bank of $394,000; and an increase in loans receivable net of $3.5 million. These increases were primarily offset by a decrease in investment securities of $5.0 million and a decrease in other assets of $634,000.

    Cash on hand declined during the period ending March 31, 2001 to $2.8 million from the $2.7 million reported at September 30, 2000, while interest-bearing deposits increased $3.8 million during the period primarily in deposits at Federal Home Loan Bank, and deposits in other insured financial institutions.

    The investment securities portfolios, held-to-maturity and available-for-sale, decreased during the period from a total of $22.0 million at September 30, 2000 to $17.0 million at March 31, 2001. The $5.0 million decrease was primarily the result of callable securities being called during the period as interest rates declined.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from $32.7 million at September 30, 2000 to $47.0 million at March 31, 2001, primarily as a result of the Bank continuing a wholesale growth strategy involving leveraged investing wherein Federal Home Loan Bank advances were used to purchase mortgage-backed certificates and proceeds from some called investment securities were also used to buy mortgage-backed certificates.

    Loans receivable, net increased by $3.5 million from $226.9 million at September 30, 2000 to $230.3 million at March 31, 2001. The increase was primarily funded from an increase in deposits during the period and from maturing or called investment securities. While loans receivable net increased by $3.5 million , Jacksonville also originated $10.4 million in loans which were sold to the secondary market.

    All remaining asset classifications for March 31, 2001 remained relatively comparable to those numbers disclosed at September 30, 2000 with the exception of other assets which reduced from $828,000 to $194,000 for the period primarily as a result of the decrease in the deferred tax asset related to unrealized losses on available-for-sale securities. Foreclosed real estate, decreased $124,000 during the period leaving a zero balance.

    At March 31, 2001 liabilities of the Company totaled $282.3 million compared to $267.3 million at September 30, 2000. Deposits grew for the period ended March 31, 2001 from $220.8 million at September 30, 2000 to $232.3 million at March 31, 2001, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $41.0 million to $46.8 million for the comparable periods, primarily as a result of the advance borrowed for the wholesale growth strategy less amounts paid to principal on the advances during the period.

    Advances from borrowers for taxes and insurance decreased from $4.1 million to $2.0 million for the period ended March 31, 2001. This decrease is the result of the payment from customer's escrow accounts of all amounts due to taxing agencies for the year 2000.

    Accrued expenses and other liabilities decreased from $1.5 million at September 30, 2000 to $1.2 million at March 31, 2001.

    Deferred income, gain on sale of real estate owned, decreased from $73,000 at September 30, 2000 to $54,000 at March 31, 2001. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

    Stockholder's equity increased during the period by $1.1 million from $34.1 million to $35.1 million. Retained earnings increased from $24.2 million at September 30, 2000 to $25.7 million at March 31, 2001 primarily as a result of net income for the period after dividends. Treasury shares increased for the period from $10.8 million to $12.3 million due to the repurchase of 90,200 shares during the period offset by the issuance of 9,069 option shares.

    Shares acquired by the Employee Stock Ownership Plan decreased by $33,000 due to the release of ESOP shares during the period ended March 31, 2001. Shares acquired by the Management Recognition Plan decreased by $84,000 from $181,000 at September 30, 2000 to $97,000 at March 31, 2001, due
primarily to accrual of Management Recognition Plan awards.

    Net unrealized loss on securities, available-for-sale, decreased from a $901,000 unrealized loss at September 30, 2000 to a $54,000 unrealized loss at March 31, 2001 which reflects an improvement in investment performance. These losses were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000.

    Net income for the three months ended March 31, 2001 totaled $1.05 million compared to $790,000 for the three months ended March 31, 2000. The increase of $263,000 was primarily due to an increase in total interest income of $603,000; an increase in total non-interest income of $368,000; offset by an increase in provision for losses on loans of $5,000; an increase in total interest expense of $507,000; an increase in non-interest expense of $74,000 and an increase in federal income taxes of $122,000.

    Non-interest income increased $368,000 from $396,000 for the quarter ended March 31, 2000 to $764,000 for the March 31, 2001 quarter.

    Non-interest expense increased from $1.56 million for the quarter ended March 31, 2000 to $1.63 million for the March 31, 2001 period while federal income taxes increased by $122,000 at March 31, 2001 and amounted to $551,000 compared to $429,000 for the comparable period in 2000.

    Net income for the six months ended March 31, 2001 was $1.95 million compared to $1.74 million for the same period in 2000, an increase of 12.6%. Net interest income after provision for losses on loans increased $62,000 from $4.91 million at March 31, 2000 to $4.97 million at March 31, 2001. Non-interest income increased from $884,000 for the six months ended March 31, 2000 to $1.19 million at March 31, 2001, a 34.7% increase, while non-interest expenses increased from $3.16 million to $3.19 million for the comparable periods, a 1% increase.

NET INTEREST INCOME

    The Company's net interest income before provisions for loan losses was $2.5 million for the three months ended March 31, 2001, compared to $2.4 million for the comparable period in 2000. Total interest income increased from $5.4 million at March 31, 2000 to $6.0 million at March 31, 2001 while total interest expense increased from $3.0 million to $3.5 million for the comparable periods.

    For the six months ended March 31, 2001 net interest income before provision for loan losses increased by $ 70,000 to $5.0 million from the comparable period ended March 31, 2000. Total interest income for the six month period ended March 31, 2001 was $12.0 million compared to $10.9 million at March 31, 2000. Total interest expense increased to $7.0 million from $6.0 million for the comparable periods.

PROVISIONS FOR LOSSES ON LOANS

    The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $5,000 from
$18,000 at March 31, 2000 to $23,000 at March 31, 2001.   For the six month
period ended March 31, 2001 the provision was $41,000 compared to $33,000 at March 31, 2000.

NON-INTEREST INCOME

    Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $368,000 from $396,000 for the three month period ended March 31, 2000 to $764,000 for the comparable period in 2001. The increase was primarily due to an increase in fees and deposit service charges of $131,000; an increase in real estate operations, net of $192,000 which included gains on sale of R.E.O. and gains on lot sales in the subsidiary's subdivision development; an increase of $10,000 in other noninterest income; an increase of $42,000 in gain on sale of investment securities; offset by a decrease in mortgage servicing assets of $7,000.

    For the six month period, non-interest income increased from $884,000 at March 31, 2000 to $1.2 million at March 31, 2001 primarily due to an increase in fees and deposit service charges of $129,000; an increase in real estate operations, net of $134,000; an increase in other non-interest income of $15,000; an increase of $42,000 in gain on sale of investment securities; offset by a decrease of $13,000 in mortgage servicing assets.

NON-INTEREST EXPENSE

    For the three months ended March 31, 2001 non-interest expense increased to $1.63 million from $1.56 million for the three months ended March 31, 2000. Compensation and benefits increased $49,000, occupancy and equipment increased $17,000, other non-interest expenses increased $8,000, while insurance expense remained at $24,000.

    Non-interest expenses increased by $30,000 for the six month period from $3.16 million at March 31, 2000 to $3.19 million at March 31, 2001. This increase was primarily due to an increase in compensation and benefits of $44,000; an increase of $29,000 in occupancy and equipment, offset by a reduction in insurance expense of $20,000 and a reduction in other non-interest expenses of $23,000.

TAXES

    The provision for income tax amounted to $551,000 and $1.02 million for the three and six months ended March 31, 2001 respectively, compared to $429,000 and $902,000 for the three and six months ended March 31, 2000, respectively, based on earnings for the period.

LIQUIDITY

    The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 2001 the Bank's liquidity was $77.9 million with a liquidity ratio of 34.2%.

REGULATORY CAPITAL REQUIREMENTS

    The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31,2001, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 10.33%, 16.96%,17.60%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $19.9 million, $24.9 million, and $18.4 million, respectively.

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


    Item 3., Quantitative and Qualitative Disclosures about Market Risk

    Quantitative and qualitative disclosures about market risk are presented at September 30, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 22, 2000. Management believes there have been no material changes in the Company's market risk since September 30, 2000.

                          JACKSONVILLE BANCORP, INC.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Jacksonville Bancorp, Inc., is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Bank.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 23, 2001 at 10:00AM.

          (b)  Not Applicable

          (c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,952,712 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

               (1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified - Ray Beall received votes for 1,574,911; withheld 4,300; abstain 0; and not voted 373,501. Robert Brown received votes for 1,579,944; withheld 51,500; abstain 0; and not voted 321,268.

               (2) Proposal to ratify the appointment by the Board of Directors of Henry & Peters, P.C., as the Company's independent auditors for the fiscal year ending September 30, 2001; received votes for 1,578,460; with 0 against; 751 abstaining and not voting 373,501.

          (d)  Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Not Applicable
          (b)  8K dated January 18, 2001 - Announces First Quarter Earnings
               8K dated March 13, 2001   - Announces Declaration of Cash
                                           Dividend

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Jacksonville Bancorp, Inc.


DATE: May 11, 2001                             By: /s/ Jerry Chancellor
                                                  ----------------------------
                                                  Jerry Chancellor, President


DATE: May 11, 2001                             By: /s/ Bill W. Taylor
                                                  ----------------------------
                                                  Bill W. Taylor
                                                  Exec. Vice President
                                                  Chief Financial Officer