Form 10-Q
period 2001-06-30
JACKSONVILLE BANCORP INC
filed 2001-08-09
CIK 1005507

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                              --------------------------------------------

                                      or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    --------------------

Commission File Number 0-28070
                       ------------------

                          Jacksonville Bancorp, Inc.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Texas                                     75-2632781
-------------------------------                  ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                    75766
-------------------------------                  -----------------
(Address of principal                                (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of August 3, 2001, the latest practicable date, 2,693,695 shares of the registrant's common stock, $.01 par value, were issued and 1,873,235 shares were outstanding.








                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.             Financial Information
-------------------------------------------------------------------------------

                                                                        Page
                                                                        ----

Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of June 30, 2001
                    (Unaudited)and September 30, 2000 (Audited)           3

                    Consolidated Statements of Earnings for the
                    Nine and Three Months Ended June 30, 2001
                    and 2000 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Nine Months Ended June 30, 2001 and
                    2000 (Unaudited)                                      5

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Nine Months Ended
                    June 30, 2001 (Unaudited)                             6

                    Notes to Consolidated Financial Statements            7


Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
                    for the Nine and Three Months Ended June 30, 2001     9


Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                          13


PART II.            Other Information
-------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                    14
Item 2.             Changes in Securities                                14
Item 3.             Defaults upon Senior Securities                      14
Item 4.             Submission of Matters to a Vote of Security Holders  14
Item 5.             Other Information                                    14
Item 6.             Exhibits and Reports on Form 8-K                     14
Signatures










                        Part I - Financial Information
                        Item 1., Financial Statements


                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                            June 30,     September 30,
                                                          ------------   -------------
                                                              2001           2000
                                                          ------------   -------------
                                                          (Unaudited)     (Audited)

ASSETS
 Cash on hand and in banks                           $        2,440  $       2,702
  Interest-bearing deposits                                   7,593          4,819
  Investment securities:
    Held-to-maturity, at cost                                 4,500          5,000
    Available-for-sale, at estimated market value            16,569         17,017
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                 2,829          3,700
    Available-for-sale, at estimated market value            44,824         29,026
  Loans receivable, net                                     238,642        226,854
  Accrued interest receivable                                 2,511          2,524
  Foreclosed real estate, net                                    41            124
  Premises and equipment, net                                 4,820          4,846
  Stock in Federal Home Loan Bank of Dallas, at cost          2,585          2,156
  Investment in real estate at cost                           1,167          1,246
  Mortgage servicing rights                                     616            625
  Other assets                                                1,064            828
                                                      -------------  -------------
        Total assets                                  $     330,201  $     301,467
                                                      =============  =============
LIABILITIES
  Deposits                                            $     244,747  $     220,766
  FHLB Advances                                              44,458         41,000
  Advances from borrowers for taxes and insurance             3,046          4,074
  Accrued expenses and other liabilities                      2,271          1,465
                                                      -------------  -------------
        Total liabilities                                   294,522        267,305

DEFERRED INCOME
  Gain on sale of real estate owned                              61             73

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,693,695 and 2,675,972                   27             27
    shares issued and 1,873,235 and 1,967,712
    shares outstanding at June 30, 2001
    and September 30, 2000, respectively
    Additional paid in capital                               22,950         22,743
    Retained earnings, substantially restricted              26,462         24,211
  Less:
    Treasury shares, at cost                                (12,684)       (10,754)
    (820,460 & 708,260 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan         (1,006)        (1,056)
    Shares acquired by Management Recognition Plan              (56)          (181)
    Accumulated other comprehensive income (loss)               (75)          (901)
                                                      -------------  -------------
        Total stockholders' equity                           35,618         34,089
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     330,201  $     301,467
                                                      =============  =============

                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)
                                   Unaudited

                                       Nine Months Ended       Three Months Ended
                                           June 30,                 June 30,
                                     ---------------------   ---------------------
                                        2001       2000         2001       2000
                                     ---------- ----------   ---------- ----------

INTEREST INCOME
  Loans receivable                    $ 14,726   $ 13,806    $   4,971  $   4,735
  Mortgage-backed securities             1,997      1,794          690        584
  Investment securities                    957        825          267        283
  Other                                    371        202          137         88
                                      --------   --------    ---------  ---------
    Total interest income               18,051     16,627        6,065      5,690

INTEREST EXPENSE
  Other                                  1,981      1,631          626        575
  Deposits                               8,556      7,478        2,937      2,539
                                      --------   --------    ---------  ---------
      Total interest expense            10,537      9,109        3,563      3,114
                                      --------   --------    ---------  ---------
      Net interest income                7,514      7,518        2,502      2,576

PROVISION FOR LOSSES ON LOANS               63         51           22         18
                                      --------   --------    ---------  ---------

  Net interest income after
    provision for losses on loans        7,451      7,467        2,480      2,558

NONINTEREST INCOME
  Fees and deposit service charges       1,362      1,083          503        353
  Real estate operations, net              276         61           88          7
  Other                                    112        133           10         33
  Gain on sale of investments               42          -            -          -
                                      --------   --------    ---------  ---------
     Total noninterest income            1,792      1,277          601        393

NONINTEREST EXPENSE
  Compensation and benefits              3,117      3,029        1,049      1,005
  Occupancy and equipment                  585        545          203        192
  Insurance expense                         71         93           23         25
  Other                                  1,015      1,062          328        352
                                      --------   --------    ---------  ---------
      Total noninterest expense          4,788      4,729        1,603      1,574

INCOME BEFORE TAXES ON INCOME            4,455      4,015        1,478      1,377

TAXES ON INCOME                          1,524      1,375          501        473
                                      --------   --------    ---------  ---------
  Net earnings                        $  2,931   $  2,640    $     977  $     904
                                      ========   ========    =========  =========
EARNINGS PER SHARE
  Basic                               $   1.60   $   1.33    $    .54   $     .47
                                      ========   ========    =========  =========
  Diluted                             $   1.53   $   1.30    $    .52   $     .46
                                      ========   ========    =========  =========


                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited
                                                            Nine Months   Nine Months
                                                              Ended         Ended
                                                             June 30,      June 30,
                                                               2001          2000
                                                           ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    2,931   $    2,640
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  244          220
     Amortization/Accretion of securities                            4            7
     Provision for losses on loans and real estate                  63           51
     Loans originated for sale                                 (15,429)     (14,769)
     Loans sold                                                 15,429       14,769
     Gain on sale of other real estate                            (192)         (82)
     Gain on loans sold                                              9          (28)
     Accrual of MRP awards                                         125          125
     ESOP compensation accrued                                      77           61
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable           13          (17)
       (Increase) decrease in prepaid expenses and
         other assets                                             (236)          49
       Decrease in accrued expenses and other liabilities          805         (330)
       Decrease in deferred income                                 (12)         (70)
                                                             ----------  ----------
         Net cash provided by operating activities               3,831        2,626

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                 19,257        1,830
  Purchase of investment securities                            (17,486)      (2,986)
  Net principal payments (origination) on loans                (11,640)      (9,802)
  Proceeds from sale of foreclosed real estate                      65           92
  Purchase of mortgage-backed securities                       (30,561)        (569)
  Principal paydowns on mortgage-backed securities              15,636        4,120
  Capital expenditures                                            (219)        (520)
  Purchase of stock in FHLB Dallas                                (429)        (152)
  Investment in real estate                                         79         (440)
                                                             ----------  ----------
         Net cash used in investing activities                 (25,298)      (8,427)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      23,981        3,229
  Net decrease in advances for taxes and insurance              (1,028)        (941)
  Dividends paid                                                  (680)        (733)
  Advances from FHLB                                            32,000       14,000
  Payment of FHLB advances                                     (28,542)      (7,000)
  Purchase of Treasury stock                                    (1,931)      (2,428)
  Proceeds from exercise of stock options                          179            -
                                                             ----------  ----------
         Net cash provided by (used in) financing
           activities                                           23,979        6,127
                                                            ----------   ----------
         Net increase in cash and cash equivalents               2,512          326
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,521        6,568
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   10,033   $    6,894
                                                            ==========   ==========


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2001
                            (DOLLARS IN THOUSANDS)
                                  Unaudited

                                                                     Total
                                                                  Stockholders'
                                                                    Equity
                                                                   -----------
Balance at September 30, 2000                                      $    34,089

    Net earnings                                         2,931
    Other comprehensive income - net change in
    unrealized gain on securities available for sale       826
                                                         -----
  Comprehensive income                                                   3,757
  Accrual of MRP awards                                                    125
  Accrual of ESOP compensation                                              78
  Cash dividends                                                          (680)
  Treasury shares purchased                                             (1,930)
  Proceeds from exercise of stock  options                                 179
                                                                   -----------
Balance at June 30, 2001                                           $    35,618
                                                                   ===========

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
  The results of operations for the nine-month and three-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the nine and three month periods ended June 30, 2001 and 2000 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:
                               Nine Months Ended         Three Months Ended
                                   June 30,                   June 30,
                               2001        2000          2001         2000
                              ------      ------        ------       ------
  Basic EPS - Average
   shares outstanding       1,832,990    1,980,380    1,796,194    1,920,295

  Effect of dilutive
    stock options              85,881       51,039       95,241       38,751
                            ---------    ---------    ---------    ---------
  Diluted EPS - Average
   shares outstanding       1,918,871    2,031,419    1,891,435    1,959,046
                            =========    =========    =========    =========

NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 4 -RECENT ACCOUNT PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued Statement Number 141, "Business Combinations" (SFAS No. 141), and Statement Number 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. The Statements require that all business combinations be accounted for using the purchase method of accounting and prohibit use of the pooling-of-interests method. Intangible assets acquired in a business combination shall be recognized as an asset apart from goodwill (goodwill is measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed) if the assets arise from contractual or other legal rights. If an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged (regardless of whether there is an intent to do so). Goodwill will not be amortized but must be tested for impairment annually at the reporting unit level. The provision of the Statements applies to all combinations initiated after June 30, 2001. Management is currently evaluating the provision of these Statements which will impact the accounting for any future business combinations including the proposed acquisition of a Carthage, Texas branch from Jefferson Heritage Bank, Denton, Texas. Jacksonville anticipates adopting statement 141 and 142 effective with the completion of this acquisition.

               Item 2., Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Discussion of Changes in Financial Condition from September 30, 2000 to June 30, 2001.

    At June 30, 2001, the assets of Jacksonville totaled $330.2 million compared to $301.5 million at September 30, 2000, an increase of $28.7 million or 9.5%. This increase was primarily due to an increase in interest bearing deposits of $2.8 million; an increase in mortgage-backed certificates of $14.9 million; an increase in loans receivable net of $11.8 million; an increase in stock in Federal Home Loan Bank of $429,000; and an increase in other assets of $236,000. These increases were primarily offset by a decrease in investment securities of $948,000 and a decrease in cash on hand of $262,000.

    Cash on hand declined during the period ending June 30, 2001 to $2.4 million from the $2.7 million reported at September 30, 2000, while interest-bearing deposits increased to $7.6 million during the period primarily in deposits at Federal Home Loan Bank, and deposits in other insured financial institutions.

    The investment securities portfolios, held-to-maturity and available-for-sale, decreased during the period from a total of $22.0 million at September 30, 2000 to $21.1 million at June 30, 2001. The $940,000 decrease was primarily the result of the net difference of securities called or matured during the period and securities purchased during the same time. Some of these funds were also used to originate and portfolio mortgage and consumer loans.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from $32.7 million at September 30, 2000 to $47.7 million at June 30, 2001, primarily as a result of the Bank continuing a wholesale growth strategy involving leveraged investing wherein Federal Home Loan Bank advances were used to purchase mortgage-backed certificates. Some funds from deposit growth were also used to buy mortgage-backed certificates.

    Loans receivable, net increased by $11.8 million from $226.9 million at September 30, 2000 to $238.6 million at June 30, 2001. The increase was primarily funded from an increase in deposits during the period. While loans receivable net increased by $11.8 million , Jacksonville also originated $15.4 million in loans which were sold to the secondary market.

    Stock in Federal Home Bank increased from $2.2 million at September 30, 2000 to $2.6 million at June 30, 2001 while other assets increased from $828,000 to $1.1 million for the comparable periods primarily as a result of reclassifying to other assets the cash value of life insurance policies totaling $733,000. Previously this amount had been netted against deferred compensation liability. This increase was offset by a decrease in deferred federal income tax in the amount of $320,000 and a decrease in franchise tax refund receivable in the amount of $161,000.

    All remaining asset classifications for June 30, 2001 remained relatively comparable to those amounts disclosed at September 30, 2000.

    At June 30, 2001 liabilities of the Company totaled $294.5 million compared to $267.3 million at September 30, 2000, a 10.2% increase. Deposits grew for the period ended June 30, 2001 from $220.8 million at September 30, 2000 to $244.7 million at June 30, 2001, principally as a result of interest credited to accounts and growth in savings deposits for the period. FHLB advances increased from $41.0 million to $44.5 million for the comparable periods, primarily as a result of advances to fund wholesale growth strategy less amounts paid to principal on the advances during the period.

    Advances from borrowers for taxes and insurance decreased from $4.1 million to $3.0 million for the period ended June 30, 2001. This decrease is the result of the payment from customer's escrow accounts of all amounts due to taxing agencies for the year 2000.

    Accrued expenses and other liabilities increased from $1.5 million at September 30, 2000 to $2.3 million at June 30, 2001 primarily as a result of reclassifying the cash value of life insurance policies of $733,000 previously netted against deferred compensation liability; an increase in accrued interest of $154,000 offset by a decrease in employee profit sharing of $74,000.

    Deferred income, gain on sale of real estate owned, decreased from $73,000 at September 30, 2000 to $61,000 at June 30, 2001. This decrease was primarily the result of the recognition of deferred profits from the sale of real estate owned as payments were received on the related loans.

    Stockholder's equity increased during the period by $1.5 million from $34.1 million to $35.6 million. Retained earnings increased from $24.2 million at September 30, 2000 to $26.5 million at June 30, 2001 primarily as a result of net income for the period after dividends. Treasury shares increased for the period from $10.8 million to $12.7 million due to the repurchase of 112,200 shares during the period. During the period 17,723 option shares were exercised.

    Shares acquired by the Employee Stock Ownership Plan decreased by $50,000 due to the release of ESOP shares during the period ended June 30, 2001. Shares acquired by the Management Recognition Plan decreased by $125,000 from $181,000 at September 30, 2000 to $56,000 at June 30, 2001, due
primarily to accrual of Management Recognition Plan awards.

    Net unrealized loss on securities, available-for-sale, decreased from $901,000 at September 30, 2000 to $75,000 at June 30, 2001 which reflects an
improvement in the market value of investment.   These losses were based on
"marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.


Comparison of Operating Results for the three and nine months ended June 30, 2001 and 2000.

    Net income for the three months ended June 30, 2001 totaled $977,000 compared to $904,000 for the three months ended June 30, 2000. The increase of $73,000 was primarily due to an increase in total interest income on loans and mortgage backed securities of $342,000; an increase in fee income of $150,000, and an increased income from real estate operations of $81,000. These amounts were primarily offset by an increase in deposit interest expense of $398,000 and of compensation expense of $44,000.

    Net income for the nine months ended June 30, 2001 was $2.9 million compared to $2.6 million for the same period in 2000, an increase of 11.02%. The increase was primarily due to a $1.1 million increase in interest income on loans and mortgage backed securities, a $279,000 increase in fee income,
and a $215,000 increased income from real estate operations.   These amounts
were primarily offset by a $1.4 million increase in total interest expense and a $59,000 increase in non-interest expense.

Net Interest Income

    The Company's net interest income before provisions for loan losses was $2.5 million for the three months ended June 30, 2001, compared to $2.6 million for the comparable period in 2000. Total interest income increased from $5.7 million at June 30, 2000 to $6.1 million at June 30, 2001 while total interest expense increased from $3.1 million to $3.6 million for the comparable periods. The decrease in net interest income was primarily due to escalated contractual interest rates paid on deposits and Federal Home Loan Bank advances in previous quarters which had not matured as interest rates began their recent decline.

    For the nine months ended June 30, 2001 net interest income before provision for loan losses remained at $7.5 million, the same amount as reported on June 30, 2000. Total interest income for the nine month period ended June 30, 2001 was $18.1 million compared to $16.6 million at June 30, 2000. Total interest expense increased to $10.5 million from $9.1 million for the comparable periods.

Provisions for Losses on Loans

    The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased from $18,000 at
June 30, 2000 to $22,000 at June 30, 2001.   For the nine month period ended
June 30, 2001 the provision was $63,000 compared to $51,000 at June 30, 2000.

Non-Interest Income

    Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $208,000 from $393,000 for the three month period ended June 30, 2000 to $601,000 for the comparable period in 2001. The increase was primarily due to an increase in fees and deposit service charges of $150,000; an increase in real estate operations, net of $81,000 which included gains on sale of repossessed assets and gains on lot sales in the subsidiary's subdivision development; an increase of $3,000 in other noninterest income; offset by a decrease in mortgage servicing assets of $26,000.

    For the nine month period, non-interest income increased from $1.3 million at June 30, 2000 to $1.8 million at June 30, 2001 primarily due to an increase in fees and deposit service charges of $279,000; an increase in real estate operations, net of $215,000; an increase of $42,000 in gain on sale of investment securities; offset by a decrease of $13,000 in mortgage servicing assets and a decrease in other noninterest income of $8,000.

Non-Interest Expense

    For the three months ended June 30, 2001 non-interest expense increased to $1.60 million from $1.57 million for the three months ended June 30, 2000. Compensation and benefits increased $44,000, occupancy and equipment increased $11,000; offset by a decrease in other non-interest expenses of $24,000, and a decrease in insurance expense of $2,000.

    Non-interest expenses increased by $59,000 for the nine month period from $4.73 million at June 30, 2000 to $4.79 million at June 30, 2001. This increase was primarily due to an increase in compensation and benefits of $88,000; an increase of $40,000 in occupancy and equipment, offset by a reduction in insurance expense of $22,000 and a reduction in other non-interest expenses of $47,000.

Taxes

    The provision for income tax amounted to $501,000 and $1.5 million for the three and nine months ended June 30, 2001 respectively, compared to $473,000 and $1.4 million for the three and nine months ended June 30, 2000, respectively, based on earnings for the period.

Liquidity

    The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 2001 the Bank's liquidity was $81.3 million with a liquidity ratio of 35.1%.

Regulatory Capital Requirements

    The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 2001, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 9.99%, 16.14%,16.76%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $19.4 million, $24.3 million, and $17.5 million, respectively.

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

               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable


ITEM 5.   OTHER INFORMATION

               Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Not Applicable
          (b)  8K dated April 26, 2001 - Announces Second Quarter Earnings
               8K dated May 08, 2001   - Announces Stock Repurchase
               8K dated June 13, 2001  - Announces Declaration of Cash Dividend

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Jacksonville Bancorp, Inc.


DATE: August 6, 2001           By: /s/ Jerry Chancellor
                                   -----------------------------------
                                       Jerry Chancellor, President


DATE: August 6, 2001           By: /s/ Bill W. Taylor
                                   -----------------------------------
                                       Bill W. Taylor
                                       Exec. Vice President
                                       Chief Financial Officer