Form 10-K405
period 2001-09-30
JACKSONVILLE BANCORP INC
filed 2001-12-21
CIK 1005507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended September 30, 2001


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                        Commission file number 000-28070
                                               ---------

                           JACKSONVILLE BANCORP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                           75-2632781
--------------------------------                     ---------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

Commerce and Neches Streets
Jacksonville, Texas                                              75766
----------------------------------------             ---------------------------
(Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (903) 586-9861

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable


           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
-------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 7, 2001, the aggregate market value of the 1,203,891 shares of Common Stock of the Registrant held by non-affiliates on such date, was approximately $24.4 million. This figure is based on the closing price of $20.30 per share of the Registrant's Common Stock on December 7, 2001. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 7, 2001: 1,816,924.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS.

GENERAL

         Jacksonville Bancorp, Inc.'s (the "Company") primary asset is Jacksonville Savings Bank, SSB ("Jacksonville" or the "Bank"). The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans, consumer loans, home equity loans, and a limited number of commercial real estate loans. After approval of equity lending beginning January 1, 1998, Jacksonville established an equity loan department. In addition, Jacksonville invests in United States government and federal agency securities and mortgage-backed securities, including collateralized mortgage obligations ("C.M.O."). Jacksonville also has a small portfolio of private-label C.M.O's.

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

MARKET AREA

         Jacksonville's market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area's economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and the principal business activity in the city is manufacturing. There are 86 manufacturing concerns in Jacksonville according to numbers supplied by the Jacksonville Chamber of Commerce. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s which was compounded by defense-related cutbacks. However, the area's economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area's economic base has diversified into such fields as health services, research and technology.

         Major companies in Jacksonville's market area include Alligence HealthCare, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithography and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas College, Lon Morris College, Jacksonville College, and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 2001, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 4.8% as compared to 4.4% in 2000 and the estimated unemployment rates for the United States during these periods were 5.4% and 3.8% respectively.

LENDING ACTIVITIES

         At September 30, 2001, Jacksonville's net loan portfolio totaled $246.4 million representing approximately 70.2% of Jacksonville's $351.0 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 2001, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 2001, Jacksonville's single-family residential loan portfolio totaled $181.6 million, representing approximately 68.4% of Jacksonville's total loans, before net items, at that date. Jacksonville held $16.9 million in commercial real estate loans at that date, representing 6.4% of total loans, before net items. Of the commercial real estate loans, $1.6 million, or 9.5%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. In addition to these loans secured by real estate acquired in satisfaction of debts previously contracted, Jacksonville originated $4.5 million in new commercial real estate loans during fiscal 2001. The only other significant areas of lending activity by Jacksonville are construction loans, land loans, and consumer loans which, as of September 30, 2001, represented $40.0 million, or 15.0%, $3.1 million, or 1.2% and $22.9 million, or 8.6% of net loans. Home equity loans in the amount of $24.6 million are included in the single family portfolio.

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

         At September 30, 2001, Jacksonville's limit on loans-to-one borrower was $5.2 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.5 million, $2.2 million, $2.0 million, $1.9 million, and $1.4 million. The first group of loans totaling $2.5 million consist of six loans, three of which are for the development of two single-family residential subdivisions and three are for the construction of single-family residences. The second group of loans for $2.2 million was for the development of single-family subdivision and construction of 5 single-family residences. The third loan for $2.0 million was for the construction of a church. The fourth largest group of loans totaling $1.9 million includes one loan for the construction of a commercial building and five loans for the construction of single family residences. The fifth largest group of loans totaling $1.4 million consisted of one loan on commercial properties and three loans secured by single family residences.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.


                                                                              September 30,
                                          ----------------------------------------------------------------------------------------
                                                      2001                         2000                          1999
                                          ---------------------------   ---------------------------    ---------------------------

                                             Amount            %           Amount           %             Amount           %
                                          ------------   ------------   ------------   ------------    ------------   ------------
                                                                          (Dollars in Thousands)
MORTGAGE LOANS:
  Single-family residential(1)            $    181,563           68.4%  $    171,041           71.7%   $    164,661           72.9%
  Multi-family residential                         454            0.2            770            0.3             819            0.4
  Commercial                                    16,860            6.4         14,499            6.1          12,000            5.3
  Construction                                  39,917           15.0         25,117           10.5          21,171            9.4
  Land                                           3,093            1.2          2,741            1.1           3,172            1.4
                                          ------------   ------------   ------------   ------------    ------------   ------------
        Total mortgage loans              $    241,887           91.2%  $    214,168           89.7%   $    201,823           89.4%
                                          ------------   ------------   ------------   ------------    ------------   ------------

BUSINESS AND CONSUMER LOANS:
  Commercial business                     $        365            0.2%  $        515             .2%   $          6             --%
  Consumer loans:
       Secured by deposits                       2,765            1.0          2,350            1.0           2,183            1.0
       Secured by vehicles                      11,475            4.3         12,462            5.2          12,414            5.4
       Personal real estate loans                4,935            1.9          5,469            2.3           5,399            2.4
       Other                                     3,753            1.4          3,827            1.6           4,019            1.8
                                          ------------   ------------   ------------   ------------    ------------   ------------
       Total consumer loans                     22,928            8.6         24,108           10.1          24,015           10.6
                                          ------------   ------------   ------------   ------------    ------------   ------------
       Total business and consumer loans        23,293            8.8         24,623           10.3          24,021           10.6
                                          ------------   ------------   ------------   ------------    ------------   ------------
       Total loans                        $    265,180          100.0%  $    238,791          100.0%   $    225,844          100.0%
                                          ------------   ============   ------------   ============    ------------   ============

Less:
  Undisbursed portion of loans in
    process                               $     17,041                  $     10,224                   $      7,835
  Unearned discounts                                21                            31                             34
  Net deferred loan origination fees               429                           455                            496
  Unrealized losses on loans held for
    sale                                            --                            --                             --
  Allowance for loan losses                      1,257                         1,227                          1,212
                                          ------------                  ------------                   ------------
       Net loans                          $    246,432                  $    226,854                   $    216,267
                                          ============                  ============                   ============



                                                                        September 30,
                                              -----------------------------------------------------------------

                                                          1998                               1997
                                              -----------------------------      ------------------------------

                                                Amount              %               Amount              %
                                              ------------     ------------      ------------      ------------
                                                                    (Dollars in Thousands)
MORTGAGE LOANS:
  Single-family residential(1)                $    149,961             74.7%     $    141,107              78.0%
  Multi-family residential                           1,091               .5             1,144                .7
  Commercial                                         9,764              4.9             9,492               5.2
  Construction                                      15,486              7.7            10,799               5.9
  Land                                               3,771              1.9             3,446               1.9
                                              ------------     ------------      ------------      ------------
       Total mortgage loans                   $    180,073             89.7%     $    165,998              91.7%
                                              ------------     ------------      ------------      ------------

BUSINESS AND CONSUMER LOANS:
  Commercial business                         $         55               --%     $         76                --%
  Consumer loans:
     Secured by deposits                             2,023              1.0             2,127               1.2
     Secured by vehicles                            10,577              5.3             6,537               3.6
     Personal real estate loans                      5,171              2.6             4,274               2.4
     Other                                           2,884              1.4             1,983               1.1
                                              ------------     ------------      ------------      ------------
     Total consumer loans                           20,655             10.3            14,921               8.3
                                              ------------     ------------      ------------      ------------
       Total business and consumer loans            20,710             10.3            14,997               8.3
                                              ------------     ------------      ------------      ------------
     Total loans                              $    200,783            100.0%     $    180,985             100.0%
                                              ------------     ============      ------------      ============
Less:
  Undisbursed portion of loans in process     $      7,846                       $      5,025
  Unearned discounts                                    46                                 62
  Net deferred loan origination fees                   568                                662
  Unrealized losses on loans held for                   --                                 --
    sale
  Allowance for loan losses                          1,170                              1,192
                                              ------------                       ------------
     Net loans                                $    191,153                       $    174,044
                                              ============                       ============



----------
(1) Includes first and second liens on single-family residences.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 2001, regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.



                                                                                  Due 3-5        Due 5-10        Due 10-15
                                Due Before       Due Before      Due Before     Years after     Years after     Years after
                                  9/30/02          9/30/03        9/30/04        9/30/01          9/30/01         9/30/01
                                ------------    ------------    ------------    ------------    ------------    ------------
                                                                   (Dollars in Thousands)

Single-family residential(1)    $         68    $        444    $        943    $      3,242    $     25,558    $     48,211
Multi-family residential                  --              --              --              50             296              32
Commercial                                 1              42             118             202           3,077           5,437
Construction                          39,917              --              --              --              --              --
Land                                       3               6              19              89             598           1,058
Commercial business                       23              26             108             208              --              --
Consumer                               3,440           2,374           3,778           7,536           2,820           1,996
                                ------------    ------------    ------------    ------------    ------------    ------------
       Total                    $     43,452    $      2,892    $      4,966    $     11,327    $     32,349    $     56,734
                                ============    ============    ============    ============    ============    ============


                                    Due More
                                    than 15
                                  Years after
                                     9/30/01             Total
                                  -------------      -------------
                                      (Dollars in Thousands)
Single-family residential(1)      $     103,097            181,563
Multi-family residential                     76                454
Commercial                                7,983             16,860
Construction                                 --             39,917
Land                                      1,320              3,093
Commercial business                          --                365
Consumer                                    984             22,928
                                  -------------      -------------
       Total                      $     113,460      $     265,180
                                  =============      =============

----------

(1)      Includes first and second liens on single-family residences.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 2001 which have fixed interest rates or which have floating or adjustable interest rates.


                                                     Floating or
                                   Fixed Rates     Adjustable-rates          Total
                                  -------------    ----------------      -------------
                                                (Dollars in Thousands)
Single-family residential(1)      $     137,403      $      44,092      $     181,495
Multi-family residential                    227                227                454
Commercial real estate                    9,543              7,316             16,859
Construction                                 --                 --                 --
Land                                      1,020              2,070              3,090
Commercial business                         342                 --                342
Consumer                                 19,488                 --             19,488
                                  -------------      -------------      -------------
       Total                      $     168,023      $      53,705      $     221,728
                                  =============      =============      =============

----------
(1)      Includes first and second liens on single-family residences.

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

         Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to fiscal 1999 Jacksonville followed a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. However, during 2000 management elected to portfolio a greater percentage of its fixed rate mortgage product because of increased interest rates. During 2001 Jacksonville continued a policy to sell a portion of the loans originated to the secondary market and portfolio the balance. When loans are sold to others, except to Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 2001, $85.8 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, each index would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 2001, $127.3 million or 48.0% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $54.3 million or 20.4% of such total loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $17.9 million, or 33.0%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.



                                                               Year Ended September 30,
                                                     ------------------------------------------------
                                                        2001              2000              1999
                                                     ------------      ------------      ------------
                                                                 (Dollars in Thousands)
LOAN ORIGINATIONS:
  Single-family residential                          $     70,931      $     50,762      $     62,885
  Multi-family residential                                    120                --                --
  Land                                                        590               694               342
  Commercial                                                4,489             3,031             4,799
  Construction                                             45,536            21,245            23,446
  Commercial business                                         252                --                --
  Consumer                                                 11,944            12,968            13,362
                                                     ------------      ------------      ------------
       Total loans originated                             133,862            89,087           104,834
  Purchases                                                    --                --                --
       Total loans originated and purchased               133,862            89,087           104,834
                                                     ------------      ------------      ------------

SALES AND LOAN PRINCIPAL REDUCTIONS:
  Loans sold                                               20,933            20,876            23,866
  Loan principal repayments                                86,377            54,716            55,316
                                                     ------------      ------------      ------------
       Total loans sold and principal reductions          107,310            75,592            79,182

Increase (decrease) due to other items, net(1)               (163)             (548)             (591)
                                                     ------------      ------------      ------------
Net increase (decrease) in loan portfolio            $     26,389      $     12,947      $     25,061
                                                     ============      ============      ============

----------

(1)      Consists of loan foreclosures, extensions and changes in net items.

         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties including home improvement and home equity loans. At September 30, 2001, $181.6 million or 68.4% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the residential first mortgage loans made by Jacksonville generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Jacksonville. All residential first mortgage loans, except those made to facilitate the sale of such dwellings held as real estate owned, are generally underwritten in conformance with current guidelines of the FHLMC. Jacksonville's lending policies on residential first mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property and generally all residential first mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance. During fiscal 2000 Jacksonville began making a limited number of 100% loans to those customers whose credit scores exceeded 700 with the requirement of 30% private mortgage insurance coverage.

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

         Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from any origination fees, where applicable, for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $150.2 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold $49.0 million of loans to the mortgage banking company. During fiscal 2001, Jacksonville sold $11.7 million of loans to FHLMC and $9.2 million to the mortgage banking company. Loan sales were down primarily as a result of Jacksonville electing to portfolio more of its loan originations.

         During the year ended September 30, 2001, Jacksonville originated $70.9 million of single-family residential loans of which $68.3 million, or 96.3%, were fixed rate and $2.6 million, or 3.7%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $11.7 million, or 17.1%, to FHLMC. The volume of single-family residential loans originated increased by 39.6% from $50.8 million during fiscal 2000 as compared to $70.9 million during fiscal 2001 and the percentage of sales of such originations decreased from 41.1% in fiscal 2000 to 29.5% in fiscal 2001. Single family loan originations increased in fiscal 2001 primarily due to an increase in refinancing caused by lower interest rates. During the year Jacksonville elected to portfolio a number of its 15 and 30 year mortgage loan product because of the increased interest rates for most of the year. Jacksonville will reevaluate this policy if there is a material and prolonged change in interest rates and may elect to again sell most of its loan originations with terms of more than 15 years.

         Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In an effort to originate and maintain a percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling a portion of its 15 and 30 year fixed-rate loans from its portfolio. As a result, at September 30, 2001, $54.3 million, or 29.9%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

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

         Due to the generally lower rates of interest prevailing in prior periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 3.7%, 17.8%, and 5.6% of Jacksonville's total originations of single-family residential loans during the years ended September 30, 2001, 2000, and 1999, respectively.

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

         Jacksonville also makes home improvement loans which amounted to $2.5 million as of September 30, 2001. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien.

         At September 30, 2001 the principal balance on home equity loans totaled $24.6 million. Loans are secured by the homestead property, and may not exceed 80% of the appraised value of the property based on either the current market value as set forth by the County Appraisal District or by a new appraisal prepared by a qualified person. These loans are usually in a second lien position, but can be a first lien either through paying off the existing first lien or by having no existing liens on the property at the time the home equity loan is made. These loans are typically made for a term of 20 years or less. These loans are usually at a slightly higher rate of interest than most first lien loans and have lower closing cost, making them very attractive for both the consumer and Jacksonville.

         COMMERCIAL MORTGAGE LOANS. At September 30, 2001, $16.9 million, or 6.4%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $1.6 million, or 9.5%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates a limited number of commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 2001, 2000 and 1999 were, respectively, $4.5 million, $3.0 million, and $4.8 million.

         As of September 30, 2001, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $15.3 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 2001, $6.8 million, or 44.4%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

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

         CONSTRUCTION LOANS. At September 30, 2001, construction loans totaled $40.0 million or 15.0% of the total loan portfolio, before net items.

         Jacksonville makes construction loans to individuals for the construction of their residences. During recent years, it expanded its construction lending activities to include lending to developers for the construction of single-family subdivisions and residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction loan originations increased during the year ended September 30, 2001 to $45.5 million from $21.2 million during fiscal 2000.

         Construction lending is generally limited to Jacksonville's primary lending area, within 100 miles of Jacksonville's home office or within 25 miles of each branch office. Construction loans are only made to individuals and to developers who have a sound financial and operational reputation in the market area. The loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically is six months but may be extended for 30- or 60-day periods for good reason. Construction loans have rates and terms which generally exceed the non-construction loans then offered by Jacksonville except that during the construction phase the borrower normally only pays interest on the loan. Funds are released periodically pursuant to a construction-completion schedule and only after an on-site inspection by an employee or agent of Jacksonville. Jacksonville generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process. The maximum loan to value ratio is 80% except for a small amount of loans that have private mortgage insurance. Construction financing also is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

         LAND LOANS. As of September 30, 2001, land loans totaled $3.1 million or 1.2% of the total loan portfolio, before net items. As of that date, Jacksonville had 74 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 2001, was approximately $42,000.

         CONSUMER LOANS. At September 30, 2001, consumer loans totaled $22.9 million or 8.6% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles, personal real estate loans and loans to purchase personal property. Loans secured by deposits total $2.8 million at September 30, 2001. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future home sites and for additional property adjacent to their existing residence, and for small 1 to 4 family residences. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was substantially less than 20 years as of September 30, 2001. All of these loans are secured by the purchased land, but because these loans are typically for $40,000 or less they are not underwritten in the same manner as the Bank's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property. In some cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 2001, the bank had 313 personal real estate loans with an average balance of $16,000. Jacksonville's vehicle loan portfolio totaled $11.5 million at September 30, 2001. Jacksonville makes both new and used vehicle loans. Most all used vehicle loans are originated at higher interest rates than those rates on new vehicle loans. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest.

         MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 2001, $454,000 or 0.2%, and $365,000, or 0.2%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the seven multi-family loans in Jacksonville's loan portfolio as of September 30, 2001, the largest loan had a principal amount of $118,000 which represented 26.0% of the multi-family loan portfolio. As of September 30, 2001, Jacksonville had 18 commercial business loans, the largest having a balance of $80,000 which is secured by commercial vehicles.

         LOAN ORIGINATION AND OTHER FEES. In some cases, in addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         The charging of points, in most cases, was limited during fiscal 2001 because of market conditions and strong competition in the one-to-four family residential loans in the East Texas market. Most financial institutions charged no points on these loan products; however, primarily on low principal residential mortgages and commercial loans, Jacksonville continued to charge a loan fee.

         Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Jacksonville has not deferred direct costs related to short-term loans for which no origination fees are charged. Management considers this departure to be immaterial considering the short-term nature of these loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield. At September 30, 2001, Jacksonville had $429,000 of loan fees which had been deferred and are being recognized as income over the life of the related loans. See Note 2 to the Consolidated Financial Statements.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 2001, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.



                                         Single-family                       Multi-family
                                          Residential                         Residential                      Commercial
                                  -----------------------------      -----------------------------     ---------------------------
                                     Amount         Percentage          Amount         Percentage         Amount       Percentage
                                  ------------     ------------      ------------     ------------     ------------   ------------
                                                                         (Dollars in Thousands)
Loans delinquent for:
  30-59 days                      $      2,292             54.1%     $         --               --%    $         37             .9%
  60-89 days                               596             14.1                --               --               --             --
  90 days and over                         401              9.4                --               --               --             --
                                  ------------     ------------      ------------     ------------     ------------   ------------
       Total delinquent loans     $      3,289             77.0%     $         --               --%    $         37             .9%
                                  ============     ============      ============     ============     ============   ============




                                         Construction                       Land                           Consumer
                                 ----------------------------    ----------------------------     ----------------------------
                                     Amount        Percentage        Amount        Percentage         Amount        Percentage
                                 ------------    ------------    ------------    ------------     ------------    ------------
                                                                  (Dollars in Thousands)
Loans delinquent for:
  30-59 days                     $         --              --%   $         77             1.8%    $        322             7.6%
  60-89 days                               --              --             150             3.5              140             3.3
  90 days and over                         --              --              89             2.1              134             3.2
                                 ------------    ------------    ------------    ------------     ------------    ------------
       Total delinquent loans    $         --              --%   $        316             7.4%    $        596            14.1%
                                 ============    ============    ============    ============     ============    ============


                                            Total
                                 ----------------------------
                                    Amount        Percentage
                                 ------------    ------------
                                    (Dollars in Thousands)
Loans delinquent for:
  30-59 days                     $      2,728            64.4%
  60-89 days                              886            20.9
  90 days and over                        624            14.7
                                 ------------    ------------
       Total delinquent loans    $      4,238           100.0%
                                 ============    ============


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

         As the economy has improved in its market area in recent years, Jacksonville has reduced its outstanding REO each year by following a policy of prudent management and market monitoring. The details of this policy are embodied in Jacksonville's Real Estate Owned Policy adopted by the Board of Directors in September 1990. The primary objectives of the REO Policy are to:
(1) establish procedures for the handling and disposition of REO; (2) ensure that REO has been properly accounted for on the institution's books; (3) set forth Jacksonville's philosophy for the management of repossessed property; (4) provide for the periodic revaluation of real estate owned; and (5) provide guidelines for the accounting of the sale of REO. These objectives are monitored by the Board of Directors.

         REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $63,000, $124,000, and $346,000 as of September 30, 2001, 2000, and
1999 respectively.

         Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 2001, Jacksonville had no REO sold and accounted for by the deposit method.

         The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.


                                                                                  September 30,
                                                 --------------------------------------------------------------------------------
                                                     2001             2000             1999             1998             1997
                                                 ------------     ------------     ------------     ------------     ------------
                                                                              (Dollars in Thousands)
Non-accruing loans:
  Single-family residential(1)                   $        401     $        338     $        435     $        642     $        448
  Multi-family residential                                 --               --               --               --               --
  Commercial                                               --               --               --               --              154
  Construction                                             --               --               --               --               --
  Land                                                     89               --               --               --               --
  Commercial business                                      --               --               --               --               --
  Consumer                                                134              134              109               36               42
                                                 ------------     ------------     ------------     ------------     ------------
       Total non-accruing loans                           624              472              544              678              644
Accruing loans 90 days or more delinquent                  --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
  Total non-performing loans                              624              472              544              678              644
                                                 ------------     ------------     ------------     ------------     ------------
Real estate owned(2)                                       63              124              346              531              526
                                                 ------------     ------------     ------------     ------------     ------------
  Total non-performing assets                    $        687     $        596     $        890     $      1,209     $      1,170
                                                 ============     ============     ============     ============     ============
Troubled debt restructurings                     $        320     $        328     $        338     $        379     $        383
                                                 ============     ============     ============     ============     ============
Total non-performing loans and troubled debt
  restructurings as a percentage of total net
  loans                                                   .41%             .35%             .41%             .55%             .59%
                                                 ============     ============     ============     ============     ============
Total non-performing assets and troubled debt
  restructurings as a percentage of total
  assets                                                  .29%             .31%             .42%             .60%             .66%
                                                 ============     ============     ============     ============     ============

----------

(1) Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

         At September 30, 2001, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         The interest income that would have been recorded during fiscal 2001, 2000, and 1999 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $63,000, $25,000, and $26,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note 5 to the Consolidated Financial Statements. During the year ended September 30, 2001, no interest income was actually recorded on any loans after they were placed on non-accrual status.

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

         Jacksonville's classified assets at September 30, 2001 consisted of $58,000 of assets classified as special mention, $1,960,000 of assets classified as substandard, and none classified as doubtful or loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $63,000, or 3.2%, were non residential real estate parcels acquired as real estate owned, $1,450,000 or 74.0%, were single-family residential loans. $132,000 were land loans and $37,000 were commercial loans. The remaining balance of $278,000 was in consumer loans and repossessed autos.

         The following table sets forth the Bank's classified assets at the dates indicated.



                                                September 30,
                                  --------------------------------------------
                                     2001            2000             1999
                                  ------------    ------------    ------------
                                             (Dollars in Thousands)
Classification:
  Special mention                 $         58    $         11    $         67
  Substandard                            1,960             818           1,504
  Doubtful                                  --              --              --
  Loss                                      --              --              --
                                  ------------    ------------    ------------
       Total classified assets    $      2,018    $        829    $      1,571
                                  ============    ============    ============

----------

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. For fiscal 2001 non-performing loans increased to $624,000 while net charge-offs for the period totaled $55,000. The Company's level of net loans outstanding increased $19.6 million. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $85,500 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

         At September 30, 2001, Jacksonville's allowance for loan losses amounted to $ 1.3 million, an increase of $30,000 from September 30, 2000.

         The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.



                                                               Year Ended September 30,
                                  ------------------------------------------------------------------------------------
                                      2001              2000             1999               1998              1997
                                  ------------      ------------      ------------      ------------      ------------
                                                                 (Dollars in Thousands)

Total net loans outstanding       $    246,432      $    226,854      $    216,267      $    191,153      $    174,044
                                  ============      ============      ============      ============      ============
Average loans outstanding         $    234,339      $    222,200      $    205,057      $    180,021      $    163,369
                                  ============      ============      ============      ============      ============
Balance at beginning of period    $      1,227      $      1,212      $      1,170      $      1,192      $      1,100
Charge-offs
  Consumer loans                           (58)              (54)              (18)              (57)              (18)
Recoveries                                   3                --                --                --                --
                                  ------------      ------------      ------------      ------------      ------------
Net charge-offs                            (55)              (54)              (18)              (57)              (18)
Provision for losses on loans               85                69                60                35               110
                                  ------------      ------------      ------------      ------------      ------------
Balance at end of period          $      1,257      $      1,227      $      1,212      $      1,170      $      1,192
                                  ============      ============      ============      ============      ============
Allowance for loan losses as a
percent of total net loans
  outstanding                              .51%              .54%              .56%              .61%              .68%
                                  ============      ============      ============      ============      ============
Ratio of net charge-offs to
  average loans outstanding                .02%              .02%              .01%              .03%              .01%
                                  ============      ============      ============      ============      ============

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.



                                                                         September 30,
                                          ----------------------------------------------------------------------------
                                                   2001                      2000                       1999
                                          ----------------------     ----------------------     ----------------------
                                                      % of Loan                  % of Loan                  % of Loan
                                                        in Each                   in Each                    in Each
                                                      Category to               Category to                Category to
                                                        Total                      Total                      Total
                                           Amount       Loans         Amount       Loans         Amount       Loans
                                          ---------   ----------     ---------  -----------     ---------  -----------
                                                                    (Dollars in Thousands)

Mortgage loans                            $     997         79.3%    $     952         78.4%    $     957         79.0%
Commercial business loans                        --           --            --           --            --           --
Consumer loans                                  260         20.7           265         21.6           255         21.0
                                          ---------    ---------     ---------    ---------     ---------    ---------
       Total allowance for loan losses    $   1,257        100.0%    $   1,227        100.0%    $   1,212        100.0%
                                          =========    =========     =========    =========     =========    =========




                                                                 September 30,
                                          -------------------------------------------------------------
                                                     1998                             1997
                                          ----------------------------     ----------------------------
                                                          % of Loans                       % of Loan
                                                            in Each                          in Each
                                                          Category to                      Category to
                                                             Total                            Total
                                             Amount          Loans            Amount          Loans
                                          ------------    ------------     ------------    ------------
                                                             (Dollars in Thousands)

Mortgage loans                            $      1,092            93.3%    $      1,027            86.2%
Commercial business loans                           --              --               10              .8
Consumer loans                                      78             6.7              155            13.0
                                          ------------    ------------     ------------    ------------
       Total allowance for loan losses    $      1,170           100.0%    $      1,192           100.0%
                                          ============    ============     ============    ============


MORTGAGE-BACKED SECURITIES

         Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, FNMA or the GNMA. Jacksonville also has in its mortgage-backed securities portfolio two private label C.M.O.'s. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 2001, $5.6 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with rising interest rates.

         The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.



                                                                           September 30,
                                                               ----------------------------------------
                                                                  2001           2000          1999
                                                               ------------  ------------  ------------
                                                                        (Dollars in Thousands)

Mortgage-backed securities at beginning of period - at cost    $     33,777  $     38,540  $     31,773
  Purchases                                                          46,965           569        14,161
  Sales                                                                  --            --            --
  Repayments                                                        (22,199)       (5,332)       (7,394)
                                                               ------------  ------------  ------------
Mortgage-backed securities at end of period - at cost          $     58,543  $     33,777  $     38,540
                                                               ============  ============  ============

Weighted average yield at end of period                                6.42%         6.41%         6.70%
                                                               ============  ============  ============


         At September 30, 2001, Jacksonville's mortgage-backed securities had an amortized cost value and estimated market value of $58.5 million and $58.9 million, respectively. Of the $58.5 million portfolio, $33.6 million was scheduled to mature in five years or less; $10.1 million was scheduled to mature in over five years but less than ten years; and $14.8 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         All mortgage-backed securities in the portfolio qualify for regulatory liquidity under Texas state savings bank regulations. Of the $58.5 million of mortgage backed securities on September 30, 2001, $52.9 million consisted of fixed rate and $5.6 million were adjustable rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 2001, $13.1 million consisted of FNMA certificates, $3.3 million consisted of GNMA certificates and $3.4 million consisted of FHLMC certificates and $38.8 million in C.M.O. certificates. See Note 4 to the Consolidated Financial Statements for additional information.

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

INVESTMENT ACTIVITIES

         Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside

Director, the President, the Executive Vice President, the Senior Vice President and a vice president. The members of the Investment Committee are: Dr. Joe Tollett, Jerry Chancellor and Bill W. Taylor, Jerry Hammons and Chan Campsey. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 2001, Jacksonville had U.S. Government agency held-to-maturity securities with an amortized cost of $4.5 million and an estimated market value of $4.6 million. See Note 3 to the Consolidated Financial Statement for further information. At September 30, 2001, Jacksonville held U.S. Government Agency securities as available-for-sale with an amortized cost of $14.0 million and an estimated market value of $14.3 million.

         The following table sets forth Jacksonville's investment and mortgage-backed securities at the dates indicated.



                                                                 September 30,
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 ------------     ------------     ------------
                                                            (Dollars in Thousands)
Available for sale(1):
  Mortgage-backed securities
       CMO Certificates                          $     29,023     $     12,698     $     14,161
       FNMA Certificates                                9,575           11,244           12,721
       FHLMC Certificates                               2,689            1,673            2,132
       GNMA Certificates                                2,968            3,412            3,969
  U.S. agency securities                               14,273           17,017           11,712
                                                 ------------     ------------     ------------
        Total available for sale                       58,528           46,044           44,695
                                                 ------------     ------------     ------------

Held to maturity(1):
  Mortgage-backed securities:
       CMO Certificates                                10,016
       FNMA Certificates                                3,523            2,411            2,866
       FHLMC Certificates                                 695              866            1,263
       GNMA Certificates                                  369              423              528
  U.S. Treasury notes                                      --               --               --
  U.S. agency securities                                4,500            5,000            6,999
                                                 ------------     ------------     ------------
       Total held to maturity                          19,103            8,700           11,656
                                                 ------------     ------------     ------------
        Total investment and mortgage-backed
            securities                           $     77,631     $     54,744     $     56,351
                                                 ============     ============     ============


----------

(1) Securities classified as available for sale were carried at fair value at September 30, 2001, 2000, and 1999. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

         At September 30, 2001, $508,000 or 2.7% of total investment securities excluding mortgage backed securities, held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 6.82%. Of the remaining investment securities, $12.7 million was scheduled to mature after one year through five years and $5.6 million was scheduled to mature six years through ten years.

         The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 2001.



                                                                 Contractually Maturing
                          -----------------------------------------------------------------------------------------------
                                       Weighted                Weighted                 Weighted                Weighted
                            Under 1    Average       1-5       Average        6-10      Average       Over 10   Average
                             Year        Rate       Years        Rate         Years       Rate         Years       Rate
                          ---------   ----------   ---------   ---------    ---------   ---------    ---------  ---------
                                                                 (Dollars in Thousands)

HELD TO MATURITY
U.S. agency securities    $      --          --%   $   2,500        5.64%   $   2,000        6.02%   $      --         --%
                          ---------                ---------                ---------                ---------
  Total                   $      --                $   2,500                $   2,000                $      --
                          =========                =========                =========                ==========

AVAILABLE FOR SALE
U.S. agency securities    $     496        6.82%   $   9,983        6.03%   $   3,500        6.22%          --         --%
                          ---------                ---------                ---------                ---------
  Total                   $     496                $   9,983                $   3,500                $      --
                          =========                =========                =========                =========
Unrealized gain on
  securities available
  for sale                       12                      178                      104                       --
                          ---------                ---------                ---------                ---------
       Total              $     508                $  12,661                $   5,604                $      --
                          =========                =========                =========                =========


                                          Total
                            ---------------------------------
                               Amount                Yield
                            ------------         ------------
                                 (Dollars in Thousands)
HELD TO MATURITY
U.S. agency securities      $      4,500             5.81%
                            ------------
  Total                     $      4,500
                            ============
AVAILABLE FOR SALE
U.S. agency securities      $     13,979             6.11%
                            ------------
  Total                     $     13,979
                            ============
Unrealized gain on
   securities available
   for sale                          294
                            ------------
       Total                $     18,773
                            ============


INTEREST-BEARING DEPOSITS

         As of September 30, 2001, Jacksonville also had demand deposit accounts in the FHLB of Dallas of $4.7 million. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of five years. As of September 30, 2001 Jacksonville had 26 certificates of deposits totaling $2.6 million.

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

         DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $19.3 million at September 30, 2001.

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

        The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.


                                                                   September 30,
                             -----------------------------------------------------------------------------------------
                                         2001                          2000                           1999
                             ---------------------------    ---------------------------    ---------------------------
                                Amount       Percentage        Amount       Percentage        Amount       Percentage
                             ------------   ------------    ------------   ------------    ------------   ------------
                                                                  (Dollars in Thousands)
Certificate Accounts:
  3.01 - 4.00%               $     12,639           4.86%             --             --              --             --
  4.01 - 6.00%                    112,483          43.21%   $    104,035          47.12%   $    143,412          66.64%
  6.01 - 8.00%                     65,107          25.01          59,905          27.14          16,822           7.81
  8.01 - 10.00%                       136            .05             138            .06             150            .07
                             ------------   ------------    ------------   ------------    ------------   ------------
Total certificate accounts   $    190,365          73.13%   $    164,078          74.32%   $    160,384          74.52%
                             ============   ============    ============   ============    ============   ============

Transaction accounts:
  Passbook savings           $     12,965           4.98%   $     13,316           6.03%   $     13,982           6.50%
  Money Market                     16,067           6.17          10,487           4.76          12,934           6.01
  Demand and NOW Accounts          40,907          15.72          32,885          14.89          27,909          12.97
                             ------------   ------------    ------------   ------------    ------------   ------------
Total transaction accounts   $     69,939          26.87%   $     56,688          25.68%   $     54,825          24.48%
                             ============   ============    ============   ============    ============   ============
Total deposits               $    260,304         100.00%   $    220,766         100.00%   $    215,209         100.00%
                             ============   ============    ============   ============    ============   ============


         The following table sets forth the savings activities of Jacksonville during the periods indicated.


                                                            September 30,
                                            -----------------------------------------------
                                               2001              2000              1999
                                            ------------     ------------      ------------
                                                        (Dollars in Thousands)
Net increase (decrease) before interest
  credited                                  $     31,111     $     (1,680)     $      3,800
Interest credited                                  8,427            7,237             6,919
                                            ------------     ------------      ------------
Net increase (decrease) in deposits         $     39,538     $      5,557      $     10,719
                                            ============     ============      ============


         The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 2001.


                                                   Maturity Date
                  --------------------------------------------------------------------------------
                     One Year          Over            Over              Over
Interest Rate        Or Less        1-2 Years        2-3 Years          3 Years          Total
----------------  ------------     ------------     ------------     ------------     ------------
                                               (Dollars in Thousands)
3.01 - 4.00%      $     10,862     $      1,621     $        156               --     $     12,639
4.01 - 6.00%            71,212           33,538            7,157     $        576          112,483
6.01 - 8.00%            43,575           10,831            9,621            1,080           65,107
8.01 - 10.00%               69               67               --               --              136
                  ------------     ------------     ------------     ------------     ------------
                  $    125,718     $     46,057     $     16,934     $      1,656     $    190,365
                  ============     ============     ============     ============     ============

         The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 2001.


Certificates of Deposit Maturing in Quarter Ending:

                                                (Dollars in Thousands)
December 31, 2001                                  $      7,507
March 31, 2002                                            7,270
June 30, 2002                                             5,173
September 30, 2002                                        9,588
After September 30, 2002                                 13,559
                                                   ------------
Total certificates of deposit with balances of
  $100,000 or more                                 $     43,097
                                                   ============


         The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. also see note 10 to the Consolidated Financial Statements.



                                           Year Ended September 30,
                              ---------------------------------------------------
                                  2001               2000               1999
                              -------------      -------------      -------------
                                            (Dollars in Thousands)
Maximum balance               $      49,000      $      42,000      $      39,000
Average balance                      45,505             38,328             24,542
Weighted average interest
  rate of FHLB advances                5.51%              5.92%              4.98%


         The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.


                                                      September 30,
                                     ------------------------------------------------
                                         2001              2000             1999
                                     ------------      ------------      ------------
                                                  (Dollars in Thousands)
FHLB long-term advances              $     34,108      $     17,500      $     27,500
  Weighted average interest rate             5.33%             5.64%             5.29%
FHLB short-term advances             $     14,000      $     23,500      $      7,500
  Weighted average interest rate             3.43%             6.63%             5.34%


         BORROWINGS. Until fiscal 1998 wherein management elected to implement a wholesale growth strategy using FHLB advances, Jacksonville had not frequently borrowed from the FHLB of Dallas. It obtains advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2001, Jacksonville had $48.1 million in advances from the FHLB of Dallas, as compared to $41 million at September 30, 2000.

         The Company's ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company's Common Stock issued in connection with the Conversion. As of September 30, 1999, the outstanding balance of that loan was $1.1 million.

         SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of JS&L Corporation ("JS&L") which was established in December 1979. JS&L is self sufficient due to income from investments, interest from residential notes receivable and lease income. Since its original charter, JS&L's main activity has been the servicing of purchased residential first and second lien notes. The portfolio includes 18 loans ranging in size from $1,000 to $54,000, some of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 2001 and September 30, 2000, JS&L earned $42,000 and $46,000, respectively. JS&L now invests in investments permissible for Jacksonville, leases computer equipment, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. In addition to these activities, during 1999 the Federal Deposit Insurance Corporation gave approval for the Company through its subsidiary, JS&L, to enter into a proposed residential real estate development in Hallsville, Texas, a community near Longview, Texas. The project involved acquisition and development of a 66 acre tract of land for single-family homes. JS&L executed a development loan through its parent, Jacksonville on February 25, 1999 in the amount of $1,500,000. At September 30, 2001, the interim loan balance totaled $1.1 million. There are currently seven houses completed or under construction in the subdivision.

          Total investment in JS&L at September 30, 2001 was $1 million. Total capital of JS&L at September 30, 2001 was $1 million.

          EMPLOYEES. Jacksonville and its subsidiary had 100 full-time employees at September 30, 2001. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2001, the Bank was in compliance with the above restrictions.

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

         TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 2001, the required Tier 1 leverage capital ratio requirement for the Bank was 4.00% and its actual Tier 1 leverage capital ratio was 9.77%.

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

         At September 30, 2001, the Bank's Tier 1 capital to risk-weighted assets ratio was 16.97%. On the same date, the Bank's total risked-based capital percentage was 17.61%.

         The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.


                                                                  As of September 30,                 As of September 30,
                                                             ------------------------------      ------------------------------
                                                                         2001                                 2000
                                                             ------------------------------      ------------------------------
                                                                Actual           Required           Actual           Required
                                                             ------------      ------------      ------------      ------------
Leverage ratio (or tangible capital requirement)(1):
   Tier 1 capital to total assets                                    9.77%             4.00%            10.83%             4.00%

Tier 1 risk-based capital ratio (or core capital
      requirement)(1):
  Tier 1 risk-based capital to risk weighted assets                 16.97              4.00             18.52              4.00

Total risk-based capital ratio:
   Total risk-based capital risk to risk weighted assets            17.61              8.00             19.22              8.00



         The following table sets forth a reconciliation between the bank's stockholders' equity and each of its three regulatory capital requirements at September 30, 2001.


                                                                              Tier 1             Total
                                                          Tier 1            Risk-Based         Risk-Based
                                                          Capital            Capital            Capital
                                                        ------------       ------------       ------------
                                                                      (Dollars in Thousands)
Total stockholders' equity for Jacksonville savings
  Bank, SSB                                             $     34,865       $     34,865       $     34,865
Unrealized gain on securities available-for-sale                (401)              (401)              (401)
Less nonallowable assets:
  Principally equity investment in subsidiary                 (1,093)            (1,093)            (1,093)
Plus allowances for loan and lease losses                         --                 --              1,257
                                                        ------------       ------------       ------------
  Total regulatory capital                                    33,371             33,371             34,628
  Minimum required capital                                    13,659              7,866             15,732
                                                        ------------       ------------       ------------
  Excess regulatory capital                             $     19,712       $     25,505       $     18,896
                                                        ============       ============       ============
  Bank's regulatory capital percentage(1)                       10.0%              17.0%              18.0%
  Minimum regulatory capital required percentage                 4.0%               4.0%               8.0%
                                                        ------------       ------------       ------------
  Bank's regulatory capital percentage in excess of
     requirement                                                 6.0%              13.0%              10.0%
                                                        ============       ============       ============


----------

(1) Tier 1 capital is computed as a percentage of total adjusted assets of $341.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $196.7 million.

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

         The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 2001, the Bank was categorized as well capitalized.

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

         The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $454,000 at September 30, 2001. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy.

         The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 2001, the Bank had $58.5 million of securities, available-for-sale, with $401,000 of aggregate net unrealized gain thereon, net of taxes.

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

         QUALIFIED THRIFT LENDER TEST. For the Company to qualify as a savings and loan holding company, the Bank is required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA"). Under
Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 2001, with in excess of 97% of its assets invested in qualified thrift investments.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 2001, the Bank's advances from the FHLB of Dallas amounted to $48.1 million or 15.3% of its total liabilities.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At September 30, 2001, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 2001, dividends paid by the FHLB of Dallas to the Bank totaled $138,000.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2001, the Bank was in compliance with such requirements.

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

ITEM 2. PROPERTIES.

At September 30, 2001, Jacksonville conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and seven full-service branches in Cherokee County and surrounding counties.

         Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 2001.



Description/                                                 Leased/           Net Book Value
Address                                                       Owned             Of Property           Deposits
---------------------------------                            -------           --------------         ---------
                                                                          (Dollars in Thousands)
Main Office                                                  Owned             $         640          $  82,988
Commerce and Neches Street
Jacksonville, Texas

Branch Office                                                Owned                       673             62,070
1015 North Church Street
Palestine, Texas

Branch Office                                                Owned                       100             15,390
107 East Fourth Street
Rusk, Texas

Branch Office                                                Owned                       478             21,716
1412 Judson Road
Longview, Texas

In-Store Branch Office                                       Leased                      169              6,100
Wal-Mart Supercenter
515 E. Loop 281
Longview, Texas

Branch Office                                                Owned                       480             33,873
617 South Palestine Street
Athens, Texas

Branch Office                                                Owned                     1,043             31,733
5620 Old Bullard Road
Tyler, Texas

Branch Office                                                Owned                     1,199              6,434
2507 University Blvd
Tyler, Texas



----------

         In addition, the Company through its J S&L subsidiary has an investment of $1.1 million at September 30, 2001, in developed residential housing lots.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 15 of the Company's 2001 Annual Report to Stockholders, which is included herein as Exhibit 13 ("2001 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 1 and 2 of the Company's 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 3 to 8 of the Company's 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 4 to 5 of the Company's 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages F-1 to F-24 of Company's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2 to 4 and page 8 of the Company's definitive proxy statement, dated December 21, 2001, ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 9 to 12 of the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 3 to 5 of the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 14 of the Company's Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this Report

                  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

                  Independent Auditor's Report

                  Consolidated Statements of Financial Condition at September 30, 2001 and 2000

                  Consolidated Statements of Earnings for the Years Ended September 30, 2001, 2000, and 1999

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements

                  (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

                  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


             No.                             Exhibits
             ---                             --------
             3.1              Articles of Incorporation*

             3.2              Bylaws*

             4.1              Specimen Common Stock Certificate*

             10.1             1994 Stock Incentive Plan**

             10.2             1994 Directors' Stock Option Plan**

             10.3             1994 Management Recognition Plan***

             10.4             1996 Management Recognition Plan***

             10.5             1996 Stock Option Plan**

             10.6             Employee Stock Ownership Plan*

             10.7             Acquisition Agreement by and among Jacksonville
                              Bancorp, Inc., Jacksonville IHC, Inc., and
                              Jacksonville Savings and Loan Association****

             10.8             1996 Management Recognition Plan***

             10.9             Employment Agreement by and among Jacksonville
                              Bancorp, Inc., Jacksonville Savings and Loan
                              Association and Jerry M. Chancellor
                              (representative of a similar agreements entered into with Bill W. Taylor and Jerry Hammons)*

             13 2001 Annual Report to Stockholders specified portion (p. 1 to 18) of the Registrant's Annual
                              Report to Stockholders for the year ended
                              September 30, 2001

             23               Consent of Independent Auditors



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

        (b) Reports on Form 8-K during the quarter ended September 30, 2001:

----------

        1. On July 13, 2001, the Company filed a current report on Form 8-K reporting earnings for the quarter ended June 30, 2001.

        2. On July 13, 2001, the Company filed a current report on Form 8-K reporting agreement to acquire the Carthage Branch Office from Jefferson Heritage Bank.

        3. On September 13, 2001, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

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

                                            JACKSONVILLE BANCORP, INC.

DECEMBER 21, 2001                              By: /s/ Jerry M. Chancellor
                                                   -----------------------------
                                                   Jerry M. Chancellor
                                                   Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry M. Chancellor                                               December 21, 2001
-----------------------------------------------------
Jerry M. Chancellor, Director and Chief
 Executive Officer (Principal Executive Officer)

/s/ W.G. Brown                                                        December 21, 2001
-----------------------------------------------------
W. G. Brown, Chairman


/s/ Robert Brown                                                      December 21, 2001
-----------------------------------------------------
Robert Brown, Vice-Chairman


/s/ Charles Broadway                                                  December 21, 2001
-----------------------------------------------------
Charles Broadway, Director


/s/ Ray W. Beall                                                      December 21, 2001
-----------------------------------------------------
Ray W. Beall, Director


/s/ Dr. Joe Tollett                                                   December 21, 2001
-----------------------------------------------------
Dr. Joe Tollett, Director


/s/ Bill W. Taylor                                                    December 21, 2001
-----------------------------------------------------
Bill W. Taylor, Director and Executive Vice President
(Principal Financial and Accounting Officer)


/s/ Jerry Hammons                                                     December 21, 2001
-----------------------------------------------------
Jerry Hammons, Director/Senior Vice President