Form 10-Q
period 2001-12-31
JACKSONVILLE BANCORP INC
filed 2002-02-13
CIK 1005507

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2001
                              -------------------------------------------------
                                     or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________    to ________________________

Commission File Number 0-28070
                       -------------------------

                          Jacksonville Bancorp, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Texas                                               75-2632781
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

Commerce at Neches
Jacksonville, Texas                                             75766
-------------------------------                        ------------------------
(Address of principal                                         (Zip Code)
executive office)


Registrant's telephone number, including area code:  (903) 586-9861

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

As of February 12, 2002, the latest practicable date, 2,723,569 shares of the registrant's common stock, $.01 par value, were issued and 1,816,924 shares were outstanding.



                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                    INDEX
                                    -----

PART I.                 Financial Information
-------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of December 31, 2001
                    (Unaudited)and September 30, 2001                         3

                    Consolidated Statements of Earnings for the
                    Three Months Ended December 31, 2001
                    and 2000 (Unaudited)                                      4

                    Consolidated Statements of Cash Flows for
                    the Three Months Ended December 31, 2001 and
                    2000 (Unaudited)                                          5

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Three Months Ended
                    December 31, 2001 (Unaudited)                             6

                    Notes to Unaudited Financial Statements                   7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
                    for the Three Months Ended December 31, 2001             10

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                              14

PART II.                Other Information
-------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                        17
Item 2.             Changes in Securities                                    17
Item 3.             Defaults upon Senior Securities                          17
Item 4.             Submission of Matters to a Vote of Security Holders      17
Item 5.             Other Information                                        17
Item 6.             Exhibits and Reports on Form 8-K                         17
Signatures



                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (DOLLARS IN THOUSANDS)

                                                       December 31,  September 30,
                                                       ------------  -------------
                                                           2001          2001
                                                       ------------  -------------
                                                       (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $       3,294  $       2,804
  Interest-bearing deposits                                   5,861         10,835
  Investment securities:
    Held-to-maturity, at cost                                13,448          4,500
    Available-for-sale, at estimated market value            16,185         14,273
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                38,604         14,603
    Available-for-sale, at estimated market value            38,283         44,255
  Loans receivable, net                                     257,778        246,432
  Accrued interest receivable                                 2,692          2,727
  Foreclosed real estate, net                                    46             63
  Premises and equipment, net                                 5,054          4,782
  Stock in Federal Home Loan Bank of Dallas, at cost          3,099          2,613
  Investment in real estate at cost                           1,255          1,176
  Mortgage servicing rights                                     587            597
  Other assets                                                4,478          1,334
                                                       ------------  -------------
        Total assets                                  $     390,664  $     350,994
                                                       ============  =============
LIABILITIES
  Deposits                                            $     311,628  $     260,304
  FHLB Advances                                              38,745         48,108
  Advances from borrowers for taxes and insurance             1,242          4,060
  Accrued expenses and other liabilities                      2,672          2,538
                                                       ------------  -------------
        Total liabilities                                   354,287        315,010



STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,723,569 and 2,705,395                   27             27
    shares issued; and 1,822,924 and 1,835,835 shares
    outstanding at December 31, 2001 and
    September 30, 2001, respectively
    Additional paid in capital                               23,187         23,046
    Retained earnings, substantially restricted              28,198         27,189
  Less:
    Treasury shares, at cost
    (900,645 & 869,560 shares, respectively)                (14,307)       (13,676)
    Shares acquired by Employee Stock Ownership Plan           (972)          (989)
    Shares acquired by Management Recognition Plan                 -           (14)
   Accumulated other comprehensive income                       244            401
                                                       ------------  -------------

        Total stockholders' equity                           36,377         35,984
                                                       ------------  -------------
          Total liabilities and stockholders' equity  $     390,664  $     350,994
                                                       ============  =============


                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                          (DOLLARS IN THOUSANDS)
                                 Unaudited
                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
INTEREST INCOME
  Loans receivable                                       $    5,307  $    4,923
  Mortgage-backed securities                                  1,125         559
  Investment securities                                         321         354
  Other                                                          91         125
                                                         ----------  ----------
    Total interest income                                     6,844       5,961

INTEREST EXPENSE
  Other                                                         574         641
  Deposits                                                    3,078       2,804
                                                         ----------  ----------
      Total interest expense                                  3,652       3,445
                                                         ----------  ----------
      Net interest income                                     3,192       2,516
PROVISION FOR LOSSES ON LOANS                                    23          18
                                                         ----------  ----------
  Net interest income after
    provision for losses on loans                             3,169       2,498

NONINTEREST INCOME
  Fees and deposit service charges                              578         386
  Real estate operations, net                                     7         (10)
  Other                                                          38          51
  Gain on sale of securities                                      -           -
                                                         ----------  ----------
      Total noninterest income                                  623         427
NONINTEREST EXPENSE
  Compensation and benefits                                   1,220       1,024
  Occupancy and equipment                                       221         174
  Insurance expense                                              27          24
  Other                                                         454         330
                                                         ----------  ----------
      Total noninterest expense                               1,922       1,552

INCOME BEFORE TAXES ON INCOME                                 1,870       1,373

TAXES ON INCOME                                                 641         472
                                                         ----------  ----------
  Net earnings                                           $    1,229  $      901
                                                         ==========  ==========
EARNINGS PER SHARE
  Basic                                                  $      .70  $      .48
                                                         ==========  ==========

  Diluted                                                $      .67  $      .46
                                                         ==========  ==========

                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)
                                Unaudited

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $    1,229  $      901
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             175          78
      Amortization/Accretion of securities                        0           2
      Provision for losses on loans and real estate              23          18
      Loans originated for sale                              (8,730)     (5,028)
      Loans sold                                              8,730       5,028
      Loss(Gain) on sale of other real estate                     -           4
      Gain on sale of loans                                      10         (11)
      Accrual of MRP awards                                      14          42
      Release of ESOP shares                                     30          23
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable       35        (62)
        (Increase) decrease in prepaid expenses and
          other assets                                       (3,211)        365
        Increase (decrease) in accrued expenses and
          other liabilities                                     134         151
                                                         ----------  ----------
        Net cash provided by (used in) operating
            activities                                       (1,561)      1,509

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                          (1,069)      1,258
  Proceeds on maturity of investment securities              (9,948)     (1,490)
  Net principal payments (origination) on loans             (11,352)       (927)
  Proceeds from sale of foreclosed real estate                    -           -
  Purchase of mortgage-backed securities                    (25,327)    (11,000)
  Principal paydowns on mortgage-back securities              7,298         556
  Capital expenditures                                         (380)        (86)
  Purchase of stock in FHLB                                    (486)       (294)
  Investment in real estate                                     (79)         (4)
                                                         ----------  ----------
        Net cash (used in) provided by investing
            activities                                      (41,343)    (11,987)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                   51,324       8,176
  Net decrease in advances for taxes and insurance           (2,818)     (2,897)
  Dividends paid                                               (220)       (231)
  Advances from FHLB                                         16,500      22,500
  Payment on FHLB advance                                   (25,863)    (14,500)
  Proceeds from stock options                                   128           -
  Purchase of Treasury stock                                   (631)       (492)
                                                         ----------  ----------
      Net cash provided by financing activities              38,420      12,556
                                                         ----------  ----------
      Net increase (decrease)in cash and cash equiv.         (4,484)      2,078
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             13,639       7,521
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    9,155  $    9,599
                                                         ==========  ==========

                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                          (DOLLARS IN THOUSANDS)
                                 Unaudited

                                                                     Total
                                                                  Stockholders'
                                                                     Equity
                                                                  -------------

Balance at September 30, 2001                                     $      35,984

    Net earnings                                        1,229
    Other comprehensive income - net change in
    unrealized gain on securities available for sale    (157)
                                                        -----
  Comprehensive income                                                    1,072
  Accrual of MRP awards                                                      14
  Accrual of ESOP compensation                                               30
  Cash dividends                                                           (220)
  Proceeds from stock options                                              (631)
  Treasury shares purchased                                                 128

Balance at December 31, 2001                                      $      36,377
                                                                  =============

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

  The unaudited financial statements of Jacksonville Bancorp, Inc. ("Jacksonville" or the "Company")were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2001.

NOTE 2 - EARNINGS PER SHARE

  Basic earnings per share for the three month periods ended December 31, 2001 and 2000 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:



                                        Three Months Ended
                                           December 31,

                                    2001                   2000
                                    ----                   ----
  Basic EPS - Average
   shares outstanding            1,751,304              1,870,256

  Effect of dilutive
    stock options                   88,756                 66,525
                                 ---------              ---------
  Diluted EPS - Average
    shares outstanding           1,840,060              1,936,781
                                 =========              =========



NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS

  Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 4 -RECENT ACCOUNT PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued Statement Number 141, "Business Combinations" (SFAS No. 141), and Statement Number 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. The Statements require that all business combinations be accounted for using the purchase method of accounting and prohibit use of the pooling-of-interests method. Intangible assets acquired in a business combination shall be recognized as an asset apart from goodwill (goodwill is measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed) if the assets arise from contractual or other legal rights. If an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged (regardless of whether there is an intent to do so). Goodwill will not be amortized but must be tested for impairment annually at the reporting unit level. The provision of the Statements applies to all combinations initiated after June 30, 2001. Management evaluated the provisions of these Statements which impact the accounting for future business combinations including the acquisition of the Carthage, Texas branch in November, 2001 and adopted statements 141 and 142 in the quarter ending December 31, 2001.

    In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

    This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Company does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

    This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

    The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

                           JACKSONVILLE BANCORP, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Discussion of Changes in Financial Condition from September 30, 2001 to December 31, 2001.

    At December 31, 2001, the assets of Jacksonville totaled $390.7 million compared to $351.0 million at September 30, 2001, an increase of $39.7 million. This increase was primarily due to an increase in cash on hand and in banks of $490,000; an increase in investment securities of $10.9 million; an increase in mortgage backed securities of $18.0 million; an increase in loans receivable, net of $11.3 million; an increase in premises and equipment, net of $272,000; an increase in stock in Federal Home Loan Bank of $486,000, and an increase in other assets of $3.1 million. These increases were primarily offset by a decrease in interest bearing deposits of $5.0 million. The increases in assets were primarily funded with deposits obtained from the acquisition of the Carthage, Texas branch and booking $3.7 million in intangible assets from the acquisition.

    On November 9, 2001 Jacksonville finalized the purchase of the branch in Carthage, Texas from Jefferson Heritage Bank. A premium of 8% on the deposits was paid for the branch which produced a total of $3.7 million in intangible assets. Approximately 40% of the premium was identified by management as core base intangibles with the remaining premium representing unidentified intangibles. Based upon interpretations of current accounting literature the premiums are being amortized over their respective estimated lives. For November and December 2001 premium amortization totaled $67,000.

    In anticipation of receiving these funds, management elected to utilize FHLB short term advances to purchase mortgage-backed securities, including collateralized mortgage obligations, investment securities, and to fund loan originations. The advances were paid in full from funds received upon closing the Carthage branch transaction.

     Cash on hand and in banks increased during the quarter ending December 31, 2001 to $3.3 million from the $2.8 million reported at September 30, 2001, while interest-bearing deposits in other banks decreased $5.0 million during the quarter, primarily in deposits at Federal Home Loan Bank.

    The investment securities portfolios, held-to-maturity and available-for-sale, increased during the quarter from a total of $18.8 million at September 30, 2001 to $29.6 million at December 31, 2001. The $10.9 million increase was the result of purchases of investment securities in both available-for- sale and held-to-maturity portfolios.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from $58.9 million at September 30, 2001 to $76.9 million at the end of the quarter, primarily from the purchase of this product in anticipation of using funds from the Carthage branch acquisition as described above.

    Loans receivable, net increased by $11.3 million from $246.4 million at September 30, 2001 to $257.8 million at December 31, 2001. The increase was primarily funded from an increase in deposits during the quarter. During the quarter ended December 31, 2001, Jacksonville also originated $8.7 million in loans sold to the secondary market. Of the total loans sold, $1.5 million were whole loan sales, servicing released, with the balance of $7.2 million sold with servicing retained.

    Premises and equipment, net increased $272,000, during the quarter primarily as a result of the addition of the Carthage branch.

    Stock in Federal Home Loan Bank increased from $2.6 million at September 30, 2001 to $3.1 million at December 31, 2001 primarily due to additional stock purchased and dividends received during the quarter.

    All remaining asset classifications for December 31, 2001 remained relatively comparable to those numbers disclosed at September 30, 2001 with the exception of other assets which increased from $1.3 million to $4.5 million for the quarter primarily as a result of booking $3.7 million in intangible assets, the 8% premium paid on deposits for the Carthage branch acquisition, and changes in the deferred tax account.

    At December 31, 2001 liabilities of the Company totaled $354.3 million compared to $315.0 million at September 30, 2001. Deposits grew $51.3 million for the quarter from $260.3 million to $311.6 million at December 31, 2001, principally as a result of the growth in savings deposits, of which $44.3 million is attributable to the Carthage branch deposit acquisition. FHLB advances decreased from $48.1 million to $38.7 million for the comparable periods.

    Advances from borrowers for taxes and insurance decreased from $4.1 million to $1.2 million for the quarter ended December 31, 2001. This decrease is the result of the payment from customer's escrow accounts all amounts due to taxing agencies for the year 2001.

    Accrued expenses and other liabilities increased from $2.5 million at September 30, 2001 to $2.7 million at December 31, 2001.

    Stockholder's equity increased during the period by $393,000 from $36.0 million to $36.4 million. Retained earnings increased from $27.2 million at September 30, 2001 to $28.2 million at December 31, 2001 primarily as a result of net income for the quarter after dividends. Treasury shares increased for the quarter from $13.7 million to $14.3 million due to the repurchase of 31,085 shares during the period, bringing total treasury shares to 900,645.

    Shares acquired by the Employee Stock Ownership Plan decreased by $17,000 due to the release of ESOP shares during the quarter ended December 31, 2001. Shares acquired by the Management Recognition Plan ("M.R.P.") decreased by $14,000 to a zero balance at December 31, 2001 as all M.R.P. shares became fully vested during the quarter.

    Net unrealized gain/loss on investment and mortgage-backed securities, available for sale, decreased from a $401,000 unrealized gain at September 30, 2001 to a $244,000 unrealized gain at December 31, 2001 which reflects a decline in investment value. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three month period ended December 31, 2001 to the three month period ended December 31, 2000.

    Jacksonville reported net earnings of $1.2 million for the three months ended December 31, 2001 compared to $901,000 for the three months ended December 31, 2000. The increase in net income of $328,000 was primarily due to an increase in net interest income after provision for losses on loans of $671,000; an increase of $196,000 in noninterest income; partially offset by an increase in noninterest expenses of $370,000.

Net Interest Income

    Total interest income increased by $883,000 to $6.8 million during the three months ended December 31, 2001 compared to the same period in the prior year. Interest income from loans receivable increased $384,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities increased $566,000 from $559,000 for the quarter ended December 31, 2000 to $1.1 million for the quarter ended December 31, 2001 due primarily to a increase in average portfolio balances for the comparable periods. Interest on investment securities decreased $33,000 from $354,000 for the quarter ended December 31, 2000 to $321,000 at December 31, 2001 as the composite interest on the portfolios decreased during a falling interest rate environment. Other interest income decreased from $125,000 for the three month period ended December 31, 2000 to $91,000 for the comparable period ended December 31, 2001. The decrease was primarily due to a reduction in interest received on interest bearing deposits in other banks.

    Total interest expense increased by $207,000 for the three months ended December 31, 2001 compared to the same period in 2000. The increase of $274,000 in interest expense on deposits was primarily due to the increases in average balances for the period, while interest on FHLB advances decreased $67,000.

Provisions for Losses on Loans

    Jacksonville recorded $23,000 in provision for loan losses for the quarter ended December 31, 2001 as compared to $18,000 for the quarter ended December 31, 2000. The provision is consistent with management's estimate which takes into account the adequacy of the allowance for loan losses for the loan portfolio by loan types.

Noninterest Income

    Total noninterest income increased from $427,000 for the three months ended December 31, 2000 to $623,000 for the comparable period in 2001. The $196,000 increase was the result of an increase of $192,000 in fees and deposit service charges, primarily as a result of fees from overdraft protection, service charges on checking accounts and loan fees; an increase of $17,000 in real estate operations, net; offset by an decrease in other noninterest income of $13,000.

Noninterest Expense

    For the three months ended December 31, 2001, noninterest expense increased by $370,000 over the comparable period ended December 31, 2000.
The increase was primarily due to an increase in compensation and benefits of $196,000, primarily as a result of pay increases and staffing the new Carthage branch; an increase of $47,000 in occupancy and equipment; an increase of $3,000 in insurance expense and an increase in other noninterest expense of $124,000.

Income Tax Expense

    For the three months ended December 31, 2000 and December 31, 2001, the provisions for income tax amounted to $472,000 and $641,000, respectively.

Liquidity

    The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 2001 the Bank's liquidity was $118.7 million with a liquidity ratio of 45.9%.

    Annually the Company provides substantial disclosures in its Form 10-K and annual report to shareholders detailing contractual maturities of loans and investments compared to maturities of deposits and FHLB advances. Historically, operating cash flows from loan principal repayments and investment maturities have been sufficient to fund cash needed for deposit withdrawals since the substantial majority of deposits are reinvested at current rates. Additionally, the bank has adequate collateral to secure additional advances from the FHLB should the need arise for additional liquidity. At December 31, 2001 the Bank had issued no letters of credit, standing letters of credit of other guarantees. The most significant off-balance sheet items that will require the use of resources is the commitment to funds loans and loans in process totaling $13.6 million and $16.3 million, respectively, at December 31, 2001.

Regulatory Capital Requirements

    The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At December 31, 2001, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk based capital levels of 7.8%, 12.9% and 13.5%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $14.6 million, $20.6 million, and $12.6 million, respectively.

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

    The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at December 31, 2001, would result in a 8.4% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 5.95% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

    Upon learning that the Bank was the successful bidder for the Carthage, Texas branch from Jefferson Heritage Bank, the Interest Rate Risk Committee saw the necessity of investing the $40.4 million proceeds of the pending acquisition. The committee felt that the greatest value for these funds would be to invest in longer term products including C.M.O.'s, mortgage-backed securities, mortgage loans and investment securities. In doing so the members recognized that this would negatively impact the Bank's net portfolio values in a rising rate scenario, and thus adversely affect interest rate risk. However, there were limited options available for investing these funds at the time.

    At December 31, 2001, the Bank exceeded the acceptable limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated change in the market value of portfolio equity of 40.7%. The Bank's policy limit for a 200 basis point increase in interest rates is currently set at 25%. The Interest Rate Risk Committee is considering recommending to the Board that they review the existing risk limits to either revise these limits or adopt an acceptable plan for an orderly return to compliance with the limits.

    At December 31, 2001 the Bank had $16.2 million in available-for-sale investments and $38.3 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio's and are aware that they can take steps to sell the securities to go to shorter term investments should market conditions dictate.

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

               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5.   OTHER INFORMATION

               Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  8K dated November 13, 2001 -  Announces Annual Earnings
               8K dated November 26, 2001 - Acquisition of Carthage Branch 8K dated December 12, 2001 - Declaration of Dividends
               8K dated December 12, 2001 -  Stock Repurchase Announcement

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Jacksonville Bancorp, Inc.


DATE:   February 12, 2001                 By: /s/ Jerry Chancellor
                                              ---------------------------
                                              Jerry Chancellor, President


DATE:   February 12, 2001                 By: /s/ Bill Taylor
                                              ---------------------------
                                              Bill W. Taylor
                                              Exec. Vice President
                                              Chief Financial Officer