Form 10-Q
period 2002-03-31
JACKSONVILLE BANCORP INC
filed 2002-05-14
CIK 1005507

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                              --------------------------------

                                    or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------      ----------------------

Commission File Number 0-28070
                       ---------------

                         Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Texas                                           75-2632781
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                             75766
-------------------------------                        -----------------------
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of May 13, 2002, the latest practicable date, 2,738,569 shares of the registrant's common stock, $.01 par value, were issued and 1,776,824 shares were outstanding.




                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                    INDEX
                                    -----

PART I.             Financial Information
------------------------------------------------------------------------------
                                                                         Page
                                                                         ----
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of March 31, 2002
                    (Unaudited)and September 30, 2001(Audited)            3

                    Consolidated Statements of Earnings for the
                    Six and Three Months Ended March 31, 2002
                    and 2001 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Six Months Ended March 31, 2002 and
                    2001 (Unaudited)                                      5

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Six Months Ended
                    March 31, 2002 (Unaudited)                            6

                    Notes to Consolidated Financial Statements            7

Item 2.             Management's Discussion and Analysis of              10
                    Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2002

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                          16

PART II.            Other Information
------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                    19
Item 2.             Changes in Securities                                19
Item 3.             Defaults upon Senior Securities                      19
Item 4.             Submission of Matters to a Vote of Security Holders  19
Item 5.             Other Information                                    20
Item 6.             Exhibits and Reports on Form 8-K                     20
Signatures















                        Part I - Financial Information
                        Item 1., Financial Statements



                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)
                                                         March 31,     September 30,
                                                      -------------   --------------
                                                           2002            2001
                                                      -------------   --------------
                                                        (Unaudited)     (Audited)
                              ASSETS
  Cash on hand and in banks                           $       3,713   $      2,804
  Interest-bearing deposits                                   8,769         10,835
  Investment securities:
    Held-to-maturity, at cost                                15,982          4,500
    Available-for-sale, at estimated market value            13,061         14,273
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                47,352         14,603
    Available-for-sale, at estimated market value            31,617         44,255
  Loans receivable, net                                     260,766        246,432
  Accrued interest receivable                                 2,977          2,727
  Foreclosed real estate, net                                    38             63
  Premises and equipment, net                                 5,045          4,782
  Stock in Federal Home Loan Bank of Dallas, at cost          3,122          2,613
  Investment in real estate at cost                           1,240          1,176
  Mortgage servicing rights                                     599            597
  Intangible assets, net                                      3,505              -
  Other assets                                                1,045          1,334
                                                      -------------  ---------------
        Total assets                                  $     398,831  $     350,994
                                                      =============  ===============

LIABILITIES
  Deposits                                            $     321,482  $     260,304
  FHLB Advances                                              36,379         48,108
  Advances from borrowers for taxes and insurance             2,044          4,060
  Accrued expenses and other liabilities                      2,615          2,538
                                                      -------------  ---------------
        Total liabilities                                   362,520        315,010


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,733,569 and 2,705,395
    shares issued; and 1,771,824 and 1,835,835
    shares outstanding at March 31, 2002 and
    September 30, 2001, respectively                             27             27
    Additional paid in capital                               23,329         23,046
    Retained earnings, substantially restricted              29,455         27,189
  Less:
    Treasury shares, at cost                                (15,653)       (13,676)
    (961,745 & 869,560 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan           (954)          (989)
    Shares acquired by Management Recognition Plan                -            (14)
    Accumulated other comprehensive income                      107            401
                                                      -------------  ---------------

        Total stockholders' equity                           36,311         35,984
                                                      -------------  ---------------
          Total liabilities and stockholders' equity  $     398,831  $     350,994
                                                      =============  ===============


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   Unaudited


                                       Six Months Ended       Three Months Ended
                                           March 31,               March 31,
                                      -------------------    --------------------
                                        2002       2001         2002       2001
                                      --------   --------    ---------  ---------
INTEREST INCOME
  Loans receivable                    $ 10,865   $  9,755    $   5,558  $   4,832
  Mortgage-backed securities             2,244      1,307        1,119        748
  Investment securities                    691        690          370        336
  Other                                    163        234           72        109
                                      --------   --------    ---------  ---------
    Total interest income               13,963     11,986        7,119      6,025

INTEREST EXPENSE
  Deposits                               6,087      5,619        3,009      2,815
  Other                                  1,075      1,355          501        714
                                      --------   --------    ---------  ---------
      Total interest expense             7,162      6,974        3,510      3,529
                                      --------   --------    ---------  ---------
      Net interest income                6,801      5,012        3,609      2,496

PROVISION FOR LOSSES ON LOANS               48         41           25         23
                                      --------   --------    ---------  ---------

  Net interest income after
    provision for losses on loans        6,753      4,971        3,584      2,473

NONINTEREST INCOME
  Fees and deposit service charges       1,173        859          595        473
  Real estate operations, net               48        188           41        198
  Mortgage servicing assets                 12         13           12          3
  Gain on sale of investment securities      -         42            -         42
  Other                                    132         89           94         48
                                      --------   --------    ---------  ---------
    Total noninterest income             1,365      1,191          742        764

NONINTEREST EXPENSE
  Compensation and benefits              2,387      2,068        1,167      1,044
  Occupancy and equipment                  513        382          292        208
  Insurance expense                         55         48           28         24
  Amortization of intangible assets        167          -          100          -
  Other                                    880        687          493        357
                                      --------   --------    ---------  ---------
      Total noninterest expense          4,002      3,185        2,080      1,633

INCOME BEFORE TAXES ON INCOME            4,116      2,977        2,246      1,604

TAXES ON INCOME                          1,418      1,023          777        551
                                      --------   --------    ---------  ---------

  Net earnings                         $ 2,698   $  1,954    $   1,469  $   1,053
                                      ========   ========    =========  =========

EARNINGS PER SHARE
  Basic                               $   1.55   $   1.05    $     .85  $     .57
                                      ========   ========    =========  =========

  Diluted                             $   1.48   $   1.01    $     .81  $     .55
                                      ========   ========    =========  =========



                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    Unaudited

                                                            Six Months   Six Months
                                                              Ended         Ended
                                                             March 31,    March 31,
                                                               2002         2001
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    2,698   $    1,954
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  279          161
     Amortization                                                  167            4
     Provision for losses on loans and real estate                  48           41
     Loans originated for sale                                 (17,753)     (10,399)
     Loans sold                                                 17,753       10,399
     Gain on sale of other real estate                             (14)        (131)
     Gain on loans sold                                             (2)         (16)
     Accrual of MRP awards                                          14           84
     ESOP compensation accrued                                      64           50
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable         (250)          72
       (Increase) decrease in prepaid expenses and
         other assets                                           (3,383)         634
       Increase (decrease) in accrued expenses and
        other liabilities                                          221         (240)
                                                            ----------   ----------
         Net cash provided by (used in)
          operating activities                                    (158)       2,613

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                  9,497       14,804
  Purchase of investment securities                            (19,986)      (8,990)
  Net principal payments (origination) on loans                (14,377)      (3,297)
  Proceeds from sale of foreclosed real estate                      34           50
  Purchase of mortgage-backed securities                       (35,148)     (17,000)
  Principal paydowns on mortgage-backed securities              14,818        2,766
  Capital expenditures                                            (542)         (85)
  Purchase of stock in FHLB Dallas                                (509)        (394)
  Investment in real estate                                        (64)          32
                                                            ----------   ----------
         Net cash used in investing activities                 (46,277)     (12,114)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      61,178       11,560
  Net decrease in advances for taxes and insurance              (2,016)      (2,120)
  Dividends paid                                                  (432)        (456)
  Advances from FHLB                                            22,500       32,000
  Payment of FHLB advances                                     (34,229)     (26,215)
  Purchase of Treasury stock                                    (1,977)      (1,514)
  Proceeds from exercise of stock options                          254           95
                                                            ----------   ----------
         Net cash provided by (used in) financing
           activities                                           45,278       13,350
                                                            ----------   ----------
         Net increase (decrease)in cash and cash equiv.         (1,157)       3,849
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                13,639        7,521
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   12,482   $   11,370
                                                            ==========   ==========



               JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED March 31, 2002
                           (DOLLARS IN THOUSANDS)
                                 Unaudited

                                                                   Total
                                                                Stockholders'
                                                                   Equity
                                                                -------------
Balance at September 30, 2001                                   $      35,984

    Net earnings                                       2,698
    Other comprehensive income - net change in
    unrealized gain on securities available-for-sale    (294)
                                                       -----
  Comprehensive income                                                  2,404
  Accrual of MRP awards                                                    14
  Accrual of ESOP compensation                                             64
  Cash dividends                                                         (432)
  Treasury shares purchased                                            (1,977)
  Proceeds from Exercise of Stock Options                                 254
                                                                -------------
Balance at March 31, 2002                                       $      36,311
                                                                =============

                          JACKSONVILLE BANCORP, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
  The results of operations for the six-month and three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the six and three month periods ended March 31, 2002 and 2001 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:
                                Six Months Ended         Three Months Ended
                                    March 31,                 March 31,
                               2002         2001         2002         2001
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       1,738,208    1,853,546    1,726,979    1,838,623

  Effect of dilutive
   stock options               87,763       80,334       86,774       91,805
                            ---------    ---------    ---------    ---------
  Diluted EPS - Average
   shares outstanding       1,825,971    1,933,880    1,813,753    1,930,428
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

                Item 2., Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Discussion of Changes in Financial Condition from September 30, 2001 to March 31, 2002.

     Jacksonville Bancorp, Inc., is the indirect parent holding company of Jacksonville Savings Bank, the Company's principal subsidiary. Jacksonville Bancorp, Inc., became the holding company of Jacksonville Savings Bank as part of a second step conversion to stock form in 1996. At present, Jacksonville Savings Bank is directly held by Jacksonville IHC, Inc., (established as the holding company for Jacksonville Savings Bank in 1997) which is in turn wholly owned by Jacksonville Bancorp Inc. Jacksonville IHC, Inc., was formed in order to minimize Company taxes that must be paid based upon Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville Savings Bank, Jacksonville IHC's only other business activity was to loan funds to Jacksonville's Employee Stock Ownership Plan. Jacksonville Savings Bank currently owns 100% of the capital stock of JS&L Corporation ("JS&L"), established in December 1979. JS&L's is used as a diversification vehicle by the Company. Its main activity has been the servicing of purchased residential first and second lien notes and real estate development.

    At March 31, 2002, the assets of Jacksonville totaled $398.8 million compared to $351.0 million at September 30, 2001, an increase of $47.8 million. This increase was primarily an increase in investment securities of $10.3 million; an increase in mortgage backed securities of $20.1 million and an increase in loans receivable, net of $14.3 million. These increases were primarily offset by a decrease in interest bearing deposits of $2.1 million and a decrease in other assets of $289,000. The increases in assets were primarily funded with deposits obtained from the acquisition of the Carthage, Texas branch.

    On November 9, 2001 Jacksonville finalized the purchase of the branch in Carthage, Texas from Jefferson Heritage Bank. A premium of 8% on the deposits was paid for the branch which produced a total of $3.7 million in intangible assets. Approximately 40% of the premium was identified by management as core base intangibles with the remaining premium representing unidentified intangibles. Core-based intangibles are the values of those deposits management determined to be the only identifiable intangible asset acquired. Based upon interpretations of current accounting literature the premiums are being amortized over their respective estimated lives. For six months ended March 31, 2002 premium amortization totaled $167,000.

    In anticipation of receiving these funds, management elected to utilize FHLB short term advances to purchase mortgage-backed securities, including collateralized mortgage obligations, investment securities, and to fund loan originations. The advances were paid in full from funds received upon closing the Carthage branch transaction.

    Cash on hand increased during the period ending March 31, 2002 to $3.7 million from the $2.8 million reported at September 30, 2001, while interest-bearing deposits decreased $2.1 million during the period primarily in deposits at Federal Home Loan Bank, and deposits in other insured financial institutions.

    The investment securities portfolios, held-to-maturity and available-for-sale, increased during the period from a total of $18.8 million at September 30, 2001 to $29.0 million at March 31, 2002. The $10.3 million increase was primarily the result of purchases of investment securities in both available-for -sale and held-to-maturity portfolios.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from $58.9 million at September 30, 2001 to $79.0 million at March 31, 2001, primarily from the purchase of this product in anticipation of using funds from the Carthage branch acquisition as described above.


    Loans receivable, net increased by $14.3 million from $246.4 million at September 30, 2001 to $260.8 million at March 31, 2002. The increase was primarily funded from increases in deposits. For the six month period ended March 31, 2002, Jacksonville also originated $17.8 million in loans sold to the secondary market. Of the total loans sold, $4.3 million were whole loan sales, servicing released, with the balance of $13.4 million sold with servicing retained.

    Accrued interest receivable increased from $2.7 million at September 30,2001 to $3.0 million at March 31, 2002.

    Premises and equipment, net increased $263,000, during the period primarily as a result of the addition of the Carthage branch.

    Stock in Federal Home Loan Bank increased from $2.6 million at September 30, 2001 to $3.1 million at March 31, 2002 primarily due to additional stock purchased and dividends received during the six month period.

    All remaining asset classifications for March 31, 2002 remained relatively comparable to those numbers disclosed at September 30, 2001 with the exception of interest-bearing deposits which declined $2.1 million; a decline in other assets of $289,000; and the recording of intangible assets, net of $3.5 million which represents the 8% premium paid on deposits for the Carthage branch acquisition.

    At March 31, 2002 liabilities of the Company totaled $362.5 million compared to $315.0 million at September 30, 2001. Deposits grew $61.2 million for the period from $260.3 million to $321.5 million at March 31, 2002, principally as a result of the growth in savings deposits, of which $44.3 million is attributable to the Carthage branch deposit acquisition. FHLB advances decreased from $48.1 million to $36.4 million for the comparable periods.

    Advances from borrowers for taxes and insurance decreased from $4.1 million to $2.0 million for the six month period ended March 31, 2002. This decrease is the result of the payment from customer's escrow accounts all amounts due to taxing agencies for the year 2001.

    Accrued expenses and other liabilities increased from $2.5 million at September 30, 2001 to $2.6 million at March 31, 2002.

Nonperforming Assets

    The Company's nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure totaled $719,000, or .18% of assets, at March 31, 2002, compared to $687,000, or .20% of assets, at September 30, 2001. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                              March 31, 2002             September 30, 2001
                              --------------             ------------------
                                       (Dollars in thousands)
Mortgage Loans
  Single family residential         420                         401
  Multi-family residential            -                           -
  Commercial                          -                           -
  Construction                        -                           -
  Land                               64                          89
Business and Consumer Loans
  Commercial business                 -                           -
  Consumer                          138                         134
                                    ---                         ---
  Total nonperforming loans         622                         624
Real estate owned and other
 acquired assets, net                97                          63
                                    ---                         ---
  Total non-performing assets       719                         687
                                    ===                         ===
Nonperforming loans to total
 loans                              .24%                        .25%
  Total nonperforming assets
   to total assets                  .18%                        .20%


     At March 31,2002, the accrued interest reserve for mortgage loans and non-mortgage loans for interest in excess of ninety days was $37,000 compared to $63,000 at September 30, 2001. During the three and six month periods ended March 31, 2002, no interest income was actually recorded on any loans after they were placed on non-accrued status.

  Stockholder's equity increased during the period by $327,000 from $36.0 million to $36.3 million. Retained earnings increased from $27.2 million at September 30, 2001 to $29.5 million at March 31,2002 primarily as a result of net income for the period after dividends. Treasury shares increased for the period from $13.7 million to $15.7 million due to the repurchase of 92,185 shares during the period, bringing total treasury shares to 961,745.

  Shares acquired by the Employee Stock Ownership Plan decreased by $35,000 due to the release of ESOP shares during the period ended March 31, 2002. Shares acquired by the Management Recognition Plan ("M.R.P.") decreased by $14,000 to a zero balance as all M.R.P. shares became fully vested during the period.

  Net unrealized gain/loss on investment and mortgage-backed securities, available for sale, decreased from a $401,000 unrealized gain at September 30, 2001 to a $107,000 unrealized gain at March 31, 2002 which reflects a decline in investment value. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three and six months ended March 31, 2002 and 2001.

  Net income for the three months ended March 31, 2002 totaled $1.5 million compared to $1.1 million for the same period in 2001. The increase of $416,000 was primarily due to an increase of $1.1 million in total interest income; a decrease in total interest expense of $19,000; offset by an increase in non-interest expense of $447,000 and a decrease in non-interest income of $22,000. Federal income tax increased $226,000 from $551,000 for the three months ended March 31, 2001 to $777,000 for the current quarter.

  Non-interest income decreased $22,000 from $764,000 for the quarter ended March 31, 2001 to $742,000 for the March 31, 2002 quarter.

  Non-interest expense increased from $1.63 million for the quarter ended March 31, 2001 to $2.1 million for the March 31, 2002 period.

  Net income for the six months ended March 31, 2002 was $2.7 million compared to $2.0 million for the same period in 2001, an increase of 38.1%. Net interest income after provision for losses on loans increased $1.8 million from $5.0 million at March 31, 2001 to $6.8 million at March 31, 2002. Non-interest income increased from $1.2 million for the six months ended March 31, 2001 to $1.4 million at March 31, 2002, a 14.6% increase, while non-interest expenses increased from $3.2 million to $4.0 million for the comparable periods.

Net Interest Income

  Total interest income increased by $1.1 million to $7.1 million during the three months ended March 31, 2002 compared to the same period in the prior year. Interest income from loans receivable increased $726,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities increased $371,000 from $748,000 for the quarter ended March 31, 2001 to $1.1 million for the quarter ended March 31, 2002 due primarily to an increase in average portfolio balances for the comparable periods. Interest on investment securities increased $34,000 from $336,000 for the quarter ended March 31, 2001 to $370,000 at March 31, 2002 which is also attributable to increased portfolio balances. Other interest income decreased from $109,000 for the three month period ended March 31, 2001 to $72,000 for the comparable period ended March 31, 2002. The decrease was primarily due to a reduction in interest received on interest bearing deposits in other banks.

  Total interest expense decreased by $19,000 for the three months ended March 31, 2002 compared to the same period in 2001. Interest on deposits increased from $2.8 million for the three months ended March 31, 2001 to $3.0 million for the March 31, 2002 quarter, a 6.9% increase, even though deposits increased $89.2 million for the year, a 38.4% increase. Interest on FHLB advances decreased $213,000 for the comparable periods.

  For the six month period ended March 31, 2002, interest on deposits increased to $6.1 million from $5.6 million for the six months ended March 31, 2001. For the comparable period interest on advances decreased to $1.1 million from $1.4 million.

  For the six months ended March 31, 2002 net interest income before provision for loan losses increased by $1.8 million to $6.8 million, a 35.7% increase from the comparable period ended March 31, 2001. Total interest income for the six month period ended March 31, 2002 was $14.0 million compared to $12.0 million at March 31, 2001. Total interest expense increased to $7.2 million from $7.0 million for the comparable periods.

Provisions for Losses on Loans

  The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $2,000 from $23,000
at March 31, 2001 to $25,000 at March 31, 2002.   For the six month period
ended March 31, 2002 the provision was $48,000 compared to $41,000 at March 31, 2001.

  The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                           Six Months Ended March 31,        Three Months Ended March 31,
                                           --------------------------        ----------------------------
                                             2002              2001             2002              2001
                                             ----              ----             ----              ----
Allowance at beginning of period           $1,257            $1,227           $1,270            $1,221

Provision for loan losses                      48                41               25                23

Charge-offs:                                  (31)              (22)             (21)              (17)

   Consumer

   Commercial business                          -               (19)               -                 -

Recoveries                                      2                 -                2                 -
                                           ------            ------           ------            ------
Net Charge-offs                               (29)              (41)             (19)              (17)
                                           ------            ------           ------            ------
Allowance at end of period                 $1,276            $1,227           $1,276            $1,227
                                           ======            ======           ======            ======


Allowance for loan losses to total
nonperforming loans at end of period          205%              197%             205%              197%
                                           ======            ======           ======            ======

Allowance for loan losses to total
loans at end of period                        .49%              .53%             .49%              .53%
                                           ======            ======           ======            ======


Non-Interest Income

  Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income decreased

$22,000 from $764,000 for the three month period ended March 31, 2001 to $742,000 for the comparable period in 2002. The decrease was primarily due to an increase in fees and deposit service charges of $122,000 from $473,000 at March 31, 2001 to $595,000 at March 31, 2002; an increase in mortgage servicing assets of $9,000; and an increase of other non-interest income of $46,000; offset by a decrease of $157,000 in real estate operations, net and a decrease in gain on sale of investment securities of $42,000. The decrease in real estate operations, net was primarily due to decreases in gains on sale of foreclosed and non-foreclosed properties for the comparable periods.

  For the six month period, non-interest income increased from $1.2 million at March 31, 2001 to $1.4 million at March 31, 2002 primarily due to an increase in fees and deposit service charges of $314,000; and an increase in other non-interest income of $43,000; offset by a decrease in real estate operations, net of $140,000 and a decrease in gain on sale of investment securities of $42,000.

Non-Interest Expense

  Non-interest expense increased to $2.1 million at March 31, 2002 from $1.6 million for the quarter ended March 31, 2001. The increase was primarily due to an increase in compensation and benefits of $123,000; an increase of $84,000 in occupancy and equipment; amortization of intangible assets of $100,000 and an increase of $136,000 in other non-interest expense. A large part of the increase was attributable to the costs associated with the acquisition of the Carthage, Texas branch.

  Non-interest expense increased by $817,000 for the six month period from $3.2 million at March 31, 2001 to $4.0 million at March 31, 2002. This increase was primarily due to an increase in compensation and benefits of $319,000; an increase of $131,000 in occupancy and equipment, amortization of intangible assets of $167,000 and an increase in other non-interest expense of $193,000.

Taxes

  The provision for income tax amounted to $777,000 and $1.4 million for the three and six months ended March 31, 2002 respectively, compared to $551,000 and $1.02 million for the three and six months ended March 31, 2001, respectively, based on earnings for the period.

Liquidity

  The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 2002 the Bank's liquidity was $123.6 million with a liquidity ratio of 41.5%.

  The Company is subject to borrowing limitations with respect to the amount of advances it may receive from the Federal Home Loan Bank of Dallas. At March 31, 2002, outstanding borrowings from the Federal Home Loan Bank of Dallas totaled $ 36.4 million. The Company's borrowing limit with the Federal Home Loan Bank is $142.6 million and is based upon the amount of stock ownership and available collateral held by the Company. The Federal Home Loan Bank of Dallas is an important source of liquidity to the Company, and the ability to tap into that source is not without limits.

Regulatory Capital Requirements

  The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31, 2002, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 7.66%, 12.83%, 13.37%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $14.4 million, $20.7 million, and $12.6 million, respectively.

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

  The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at March 31, 2002, would result in a 7.4% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 6.9% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

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

  At March 31, 2002, the Bank was within the Bank's policy limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated change in the market value of portfolio equity of 41.5%. The Bank's policy limit for a 200 basis point increase in interest rates is currently set at 50%.

  At March 31, 2002 the Bank had $13.1 million in available-for-sale investments and $31.6 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio's and are aware that they can take steps to sell the securities to go to shorter term investments should market conditions dictate.

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

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 22, 2002 at 10:00AM.

     (b)  Not Applicable

     (c) Three matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,816,924 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

          (1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified -Charles Broadway received votes for 1,504,767; withheld 4,500; abstain 0; and not voted 307,657. W. G. Brown received votes for 1,504,376; withheld 4,891; abstain 0; and not voted 307,657. Jerry Hammons received votes for 1,495,967; withheld 13,300; abstain 0; and not voted 307,657.


          (2) Proposal to approve the 2001 Stock Option Plan; received votes 1,460,469; against 39,764; abstain 9,033; not voting 277,658.


          (3) Proposal to ratify the appointment by the Board of Directors of Henry & Peters, P.C., as the Company's independent auditors for the fiscal year ending

               September 30, 2002; received votes for 1,502,707; with 5,400 against; 1,160 abstaining and not voting 307,657.

     (d)  Not Applicable


ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not Applicable
     (b)  8K dated January 18, 2002  -  Announces First Quarter Earnings
          8K dated March 21, 2002    -  Announces Declaration of Cash Dividend

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Jacksonville Bancorp, Inc.


DATE: May 13, 2002              By: /s/ Jerry Chancellor
                                    --------------------------------
                                    Jerry Chancellor, President


DATE: May 13, 2002              By: /s/ Bill W. Taylor
                                    --------------------------------
                                    Bill W. Taylor
                                    Exec. Vice President
                                    Chief Financial Officer