Form 10-Q
period 2002-06-30
JACKSONVILLE BANCORP INC
filed 2002-08-12
CIK 1005507

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                              --------------------------------
                                     or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File Number  0-28070
                      -----------

                           Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                              75-2632781
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

Commerce at Neches
Jacksonville, Texas                                             75766
-------------------------------                         ----------------------
(Address of principal                                        (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

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

As of August 7, 2002, the latest practicable date, 2,738,569 shares of the registrant's common stock, $.01 par value, were issued and 1,776,824 shares were outstanding.



                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                    INDEX

PART I.             Financial Information
-------------------------------------------------------------------------------
                                                                       Page
                                                                       ----
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of June 30, 2002
                    (Unaudited)and September 30, 2001(Audited)            3

                    Consolidated Statements of Earnings for the
                    Nine and Three Months Ended June 30, 2002
                    and 2001 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Nine Months Ended June 30, 2002 and
                    2001 (Unaudited)                                      5

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Nine Months Ended
                    June 30, 2002 (Unaudited)                             6

                    Notes to Consolidated Financial Statements            7

Item 2.             Management's Discussion and Analysis of              10
                    Financial Condition and Results of Operations for the Nine and Three Months Ended June 30, 2002

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                          15


PART II.                Other Information
-------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                    17
Item 2.             Changes in Securities                                17
Item 3.             Defaults upon Senior Securities                      17
Item 4.             Submission of Matters to a Vote of Security Holders  17
Item 5.             Other Information                                    17
Item 6.             Exhibits and Reports on Form 8-K                     17
Signatures



                        Part I - Financial Information
                        Item 1., Financial Statements


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                            June 30,    September 30,
                                                        --------------  -------------
                                                             2002           2001
                                                        --------------  -------------
                                                          (Unaudited)    (Audited)
ASSETS
 Cash on hand and in banks                              $     3,665     $     2,804
  Interest-bearing deposits                                  13,820          10,835
  Investment securities:
    Held-to-maturity, at cost                                13,503           4,500
    Available-for-sale, at estimated market value            15,103          14,273
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                42,377          14,603
    Available-for-sale, at estimated market value            38,307          44,255
  Loans receivable, net                                     263,401         246,432
  Accrued interest receivable                                 2,902           2,727
  Foreclosed real estate, net                                   117              63
  Premises and equipment, net                                 5,271           4,782
  Stock in Federal Home Loan Bank of Dallas, at cost          3,145           2,613
  Investment in real estate at cost                           1,215           1,176
  Mortgage servicing rights                                     609             597
  Intangible assets, net                                      3,404               -
  Other assets                                                  944           1,334
                                                        -----------     -----------
        Total assets                                    $   407,783     $   350,994
                                                        ===========     ===========
LIABILITIES
  Deposits                                              $   333,186     $   260,304
  FHLB Advances                                              30,507          48,108
  Advances from borrowers for taxes and insurance             2,992           4,060
  Accrued expenses and other liabilities                      3,326           2,538
                                                        -----------     -----------
        Total liabilities                                   370,011         315,010


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,738,569 and 2,705,395                   27              27
    shares issued and 1,776,824 and 1,835,835
    shares outstanding at June 30, 2002
    and September 30, 2001, respectively
    Additional paid in capital                               23,407          23,046
    Retained earnings, substantially restricted              30,738          27,189
  Less:
    Treasury shares, at cost                                (15,653)        (13,676)
    (961,745 & 869,560 shares, respectively)
    Shares acquired by Employee Stock Ownership Plan           (936)           (989)
    Shares acquired by Management Recognition Plan                -             (14)
    Accumulated other comprehensive income (loss)               189             401
                                                        -----------     -----------

        Total stockholders' equity                           37,772          35,984
          Total liabilities and stockholders' equity    $   407,783     $   350,994
                                                        ===========     ===========

                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                           (DOLLARS IN THOUSANDS)
                                  Unaudited

                                       Nine Months Ended      Three Months Ended
                                           June 30,               June 30,
                                      -------------------    -------------------
                                        2002       2001         2002      2001
                                      --------   --------    ---------  --------
INTEREST INCOME
  Loans receivable                    $ 16,281   $ 14,726    $   5,416  $  4,971
  Mortgage-backed securities             3,363      1,997        1,119       690
  Investment securities                  1,105        957          414       267
  Other                                    233        371           70       137
                                      --------   --------    ---------  --------
    Total interest income               20,982     18,051        7,019     6,065

INTEREST EXPENSE
   Deposits                              8,991      8,556        2,904     2,937
   Other                                 1,511      1,981          436       626
                                      --------   --------    ---------  --------
   Total interest expense               10,502     10,537        3,340     3,563
                                      --------   --------    ---------  --------
      Net interest income               10,480      7,514        3,679     2,502

PROVISION FOR LOSSES ON LOANS               74         63           26        22
                                      --------   --------    ---------  --------

  Net interest income after
    provision for losses on loans       10,406      7,451        3,653     2,480

NONINTEREST INCOME
  Fees and deposit service charges       1,740      1,362          567       503
  Real estate operations, net               52        276            4        88
  Gain on sale of investments                -         42            -         -
  Other                                    176        112           32        10
                                      --------   --------    ---------  --------
   Total noninterest income              1,968      1,792          603       601

NONINTEREST EXPENSE
  Compensation and benefits              3,569      3,117        1,182     1,049
  Occupancy and equipment                  724        585          211       203
  Insurance expense                         84         71           29        23
  Amortization of intangible assets        268          -          101         -
  Other                                  1,326      1,015          446       328
                                      --------   --------    ---------  --------
      Total noninterest expense          5,971      4,788        1,969     1,603

INCOME BEFORE TAXES ON INCOME            6,403      4,455        2,287     1,478

TAXES ON INCOME                          2,209      1,524          791       501
                                      --------   --------    ---------  --------

  Net earnings                        $  4,194   $  2,931    $   1,496  $    977
                                      ========   ========    =========  ========

EARNINGS PER SHARE
  Basic                               $   2.43   $   1.60    $     .88  $    .54
                                      ========   ========    =========  ========

  Diluted                             $   2.31   $   1.53    $     .83  $    .52
                                      ========   ========    =========  ========


                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                    Unaudited
                                                            Nine Months  Nine Months
                                                               Ended        Ended
                                                              June 30,     June 30,
                                                                2002         2001
                                                            -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    4,194   $    2,931
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  373          244
     Amortization                                                  270            4
     Provision for losses on loans and real estate                  73           63
     Loans originated for sale                                 (27,179)     (15,429)
     Loans sold                                                 27,179       15,429
     Gain on sale of other real estate                             (15)        (192)
     Gain on loans sold                                            (12)           9
     Accrual of MRP awards                                          14          125
     Release of ESOP shares                                        102           77
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable         (175)          13
       (Increase) decrease in prepaid expenses and
         other assets                                           (3,282)        (236)
       (Increase) Decrease in accrued expenses
         and other liabilities                                     788          793
                                                            -----------  -----------
         Net cash provided by (used in)operating activities      2,328        3,831

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on maturity of investment securities                 21,425       19,257
  Purchase of investment securities                            (31,472)     (17,486)
  Net principal payments (origination) on loans                (17,115)     (11,640)
  Proceeds from sale of foreclosed real estate                      34           65
  Purchase of mortgage-backed securities                       (50,689)     (30,561)
  Principal paydowns on mortgage-backed securities              28,863       15,636
  Capital expenditures                                            (862)        (219)
  Purchase of stock in FHLB Dallas                                (532)        (429)
  Investment in real estate                                        (39)          79
                                                            -----------  -----------
         Net cash used in investing activities                 (50,387)     (25,298)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      72,882       23,981
  Net decrease in advances for taxes and insurance              (1,068)      (1,028)
  Dividends paid                                                  (645)        (680)
  Advances from FHLB                                            31,000       32,000
  Payment of FHLB advances                                     (48,601)     (28,542)
  Purchase of Treasury stock                                    (1,977)      (1,931)
  Proceeds from exercise of stock options                          312          179
                                                            -----------  -----------
         Net cash provided by (used in) financing
           activities                                           51,903       23,979
                                                            -----------  -----------
         Net increase (decrease) in cash
         and cash equivalent                                     3,846        2,512
                                                            -----------  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                13,639        7,521
                                                            -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   17,485    $  10,033
                                                            ===========  ===========

                  JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2002
                           (DOLLARS IN THOUSANDS)
                                 Unaudited

                                                                      Total
                                                                   Stockholders'
                                                                      Equity
                                                                   -------------
Balance at September 30, 2001                                      $     35,984

    Net earnings                                         4,194
    Other comprehensive income - net change in
    unrealized gain on securities available for sale      (212)
  Comprehensive income                                   -----            3,982
  Accrual of MRP awards                                                      14
  Accrual of ESOP compensation                                              102
  Cash dividends                                                           (645)
  Treasury shares purchased                                              (1,977)
  Proceeds from exercise of stock options                                   312
                                                                    ------------
Balance at June 30, 2002                                            $    37,772
                                                                    ============

                           JACKSONVILLE BANCORP, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
  The results of operations for the nine-month and three-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the nine and three month periods ended June 30, 2002 and 2001 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:
                               Nine Months Ended         Three Months Ended
                                    June 30,                 June 30,
                               2002        2001         2002         2001
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       1,723,528    1,832,990    1,698,484    1,796,194

  Effect of dilutive
    stock options              91,706       85,881      107,351       95,241
                            ---------    ---------    ---------    ---------
  Diluted EPS - Average
   shares outstanding       1,815,234    1,918,871    1,805,834    1,891,435
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

               Item 2., Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Discussion of Changes in Financial Condition from September 30, 2001 to June 30, 2002.

     Jacksonville Bancorp, Inc., is the indirect parent holding company of Jacksonville Savings Bank, the Company's principal subsidiary. Jacksonville Bancorp, Inc., became the holding company of Jacksonville Savings Bank as part of a second step conversion to stock form in 1996. At present, Jacksonville Savings Bank is directly held by Jacksonville IHC, Inc., (established as the holding company for Jacksonville Savings Bank in 1997) which is in turn wholly owned by Jacksonville Bancorp Inc. Jacksonville IHC, Inc., was formed in order to minimize Company taxes that must be paid based upon Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville Savings Bank, Jacksonville IHC's only other business activity was to loan funds to Jacksonville's Employee Stock Ownership Plan. Jacksonville Savings Bank currently owns 100% of the capital stock of JS&L Corporation ("JS&L"), established in December 1979. JS&L is used as a diversification vehicle by the Company. Its main activity has been the servicing of purchased residential first and second lien notes and real estate development.

    At June 30, 2002, the assets of Jacksonville totaled $407.8 million compared to $351.0 million at September 30, 2001, an increase of $56.8 million. This increase was primarily due to an increase in investment securities of $9.8 million; an increase in mortgage backed securities of $21.8 million, and an increase in loans receivable, net of $17.0 million. The increases in assets were primarily funded with deposits obtained from the acquisition of the Carthage, Texas branch.

    On November 9, 2001, Jacksonville finalized the purchase of the branch in Carthage, Texas from Jefferson Heritage Bank. A premium of 8% on the deposits was paid for the branch which produced a total of $3.7 million in intangible assets. Approximately 40% of the premium was identified by management as core base intangibles with the remaining premium representing unidentified intangibles. Core-based intangibles are the values of those deposits management determined to be the only identifiable intangible asset acquired. Based upon interpretations of current accounting literature the premiums are being amortized over their respective estimated lives. For the nine months ended June 30, 2002, premium amortization totaled $268,000.

    In anticipation of receiving these funds, management elected to utilize FHLB short term advances to purchase mortgage-backed securities, including collateralized mortgage obligations, investment securities, and to fund loan originations. These advances were paid in full from funds received upon closing the Carthage branch transaction.

    Cash on hand increased during the period ending June 30, 2002, to $3.7 million from the $2.8 million reported at September 30, 2001, while interest-bearing deposits increased $3.0 million to $13.8 million during the period primarily in deposits at Federal Home Loan Bank, and deposits in other insured financial institutions.

    The investment securities portfolios, held-to-maturity and available-for-sale, increased during the period from a total of $18.8 million at September 30, 2001 to $28.6 million at June 30, 2002. The $9.8 million increase was primarily the result of purchases of investment securities, net of investment calls and maturities, in both the available-for -sale and held-to-maturity portfolios.

    Mortgage-backed securities, held-to-maturity and available-for-sale, increased from a total of $58.9 million at September 30, 2001 to $80.7 million at June 30, 2002, primarily from the purchase of this product in anticipation of using funds from the Carthage branch acquisition as described above.

    Loans receivable, net increased by $17.0 million from $246.4 million at September 30, 2001, to $263.4 million at June 30, 2002. The increase was primarily funded from increases in deposits. For the nine month period ended June 30, 2002, Jacksonville also originated $27.2 million in loans sold to the secondary market. Of the total loans sold, $7.5 million were whole loan sales, servicing released, with the balance of $19.7 million sold with servicing retained.

    Accrued interest receivable increased $175,000 to $2.9 million at June 30, 2002, as a result of increased in loans receivable, net.

    Premises and equipment, net increased $489,000, during the period primarily as a result of the addition of the Carthage branch and renovations at the Palestine, Texas branch and at the home office.

    Stock in Federal Home Loan Bank, at cost, increased from $2.6 million at September 30, 2001 to $3.1 million at June 30, 2002 primarily due to additional stock purchased and dividends received during the nine month period.

    All remaining asset classifications for June 30, 2002 remained relatively comparable to those numbers disclosed at September 30, 2001 with the exception of a decline in other assets of $390,000; and the recording of intangible assets, net of $3.4 million which represents the unamortized balance of the 8% premium paid in connection with the Carthage branch acquisition.

    The Company's nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure totaled $825,000, or .20% of assets, at June 30, 2002, compared to $687,000, or .20% of assets, at September 30, 2001. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                    June 30, 2002      September 30, 2001
                                    -------------      ------------------
                                            (Dollars in thousands)
Mortgage Loans
  Single family residential                  $483                    $401
  Multi-family residential                      -                       -
  Commercial                                    -                       -
  Construction                                  -                       -
  Land                                         69                      89
Business and Consumer Loans
  Commercial business                           -                       -
  Consumer                                    156                     134
                                             ----                    ----
  Total nonperforming loans                  $708                    $624
Real estate owned and other
 acquired assets, net                         117                      63
                                             ----                    ----
  Total non-performing assets                $825                    $687
                                             ====                    ====
Nonperforming loans to total
   loans                                     .27%                    .25%
  Total nonperforming assets
     to total assets                         .20%                    .20%


     At June 30, 2002, the accrued interest reserve for mortgage loans and non-mortgage loans for interest in excess of ninety days was $36,000 compared to $63,000 at September 30, 2001. During the three and nine month periods ended June 30, 2002, no interest income was actually recorded on any loans after they were placed on non-accrued status.

   At June 30, 2002 liabilities of the Company totaled $370.0 million compared to $315.0 million at September 30, 2001. Deposits grew $72.9 million for the period from $260.3 million to $333.2 million at June 30, 2002, principally as a result of the growth in savings deposits, of which $44.3 million is attributable to the Carthage branch deposit acquisition. FHLB advances decreased from $48.1 million to $30.5 million for the comparable periods.

  Advances from borrowers for taxes and insurance decreased from $4.1 million to $3.0 million for the nine month period ended June 30, 2002. This decrease is the result of the payment from customers' escrow accounts all amounts due to taxing agencies for the year 2001, net of monthly escrow payments by loan customers.

     Accrued expenses and other liabilities increased from $2.5 million at September 30, 2001 to $3.3 million at June 30, 2002.

  Stockholders' equity increased during the nine month period ended June 30, 2002 by $1.8 million from $36.0 million to $37.8 million. Retained earnings increased from $27.2 million at September 30, 2001 to $30.7 million at June 30, 2002 primarily as a result of net income for the period after dividends. Treasury shares increased for the period from $13.7 million to $15.7 million due to the repurchase of 92,185 shares during the period, bringing total treasury shares to 961,745.

  Shares acquired by the Employee Stock Ownership Plan decreased by $53,000 due to the release of ESOP shares during the period ended June 30, 2002. Shares acquired by the Management Recognition Plan ("M.R.P.") decreased by $14,000 to a zero balance as all M.R.P. shares became fully vested during the period.

  Net unrealized gain/loss on investment and mortgage-backed securities, available for sale, decreased from a $401,000 unrealized gain at September 30, 2001 to a $189,000 unrealized gain at June 30, 2002 which reflects a decline in investment value. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three and nine months ended June 30, 2002 and 2001.

  Net income for the three months ended June 30, 2002 totaled $1.5 million compared to $977,000 for the same period in 2001. The increase of $519,000 was primarily due to an increase of $954,000 in total interest income; a decrease in total interest expense of $223,000; offset by an increase in non-interest expense of $366,000. Federal income tax increased $290,000 from $501,000 for the three months ended June 30, 2001 to $791,000 for the current quarter.

  Non-interest income increased $2,000 from $601,000 for the quarter ended June 30, 2001 to $603,000 for the June 30, 2002 quarter.

  Non-interest expense increased from $1.6 million for the quarter ended June 30, 2001 to $2.0 million for the June 30, 2002 period.

  Net income for the nine months ended June 30, 2002 was $4.2 million compared to $2.9 million for the same period in 2001, an increase of 43.1%. Net interest income after provision for losses on loans increased $3.0 million from $7.5 million at June 30, 2001 to $10.4 million at June 30, 2002. Non-interest income increased from $1.8 million for the nine months ended June 30, 2001 to $2.0 million at June 30, 2002, while non-interest expenses increased from $4.8 million to $6.0 million for the comparable periods.

Net Interest Income

  Total interest income increased by $954,000 to $7.0 million during the three months ended June 30, 2002 compared to the same period in the prior year. Interest income from loans receivable increased $445,000 due primarily to an increase in the average balances of loans in the comparative periods. Interest on mortgage-backed securities increased $429,000 from $690,000 for the quarter ended June 30, 2001, to $1.1 million for the quarter ended June 30, 2002 due primarily to an increase in average portfolio balances for the comparable periods. Interest on investment securities increased $147,000 from $267,000 for the quarter ended June 30, 2001, to $414,000 at June 30, 2002 which is also attributable to increased portfolio balances. Other interest income decreased from $137,000 for the three month period ended June 30, 2001 to $70,000 for the comparable period ended June 30, 2002. The decrease was primarily due to a reduction in interest received on interest bearing deposits in other banks.

  Total interest expense decreased by $223,000 for the three months ended
June 30, 2002 compared to the same period in 2001. Interest on deposits decreased by $33,000 from $2.94 million for the three months ended June 30, 2001 to $2.90 million for June 30, 2002, even though deposits increased $88.4 million since June 30, 2001, a 36.1% increase. Interest on FHLB advances decreased $190,000 for the comparable periods.

  For the nine month period ended June 30, 2002, interest on deposits increased to $9.0 million from $8.6 million for the nine months ended June 30, 2001. For the comparable periods interest on advances decreased to $1.5 million from $2.0 million.

  For the nine months ended June 30, 2002 net interest income before provision for loan losses increased by $3.0 million to $10.5 million, a 39.5% increase from the comparable period ended June 30, 2001. Total interest income for the nine month period ended June 30, 2002 was $21.0 million compared to $18.1 million at June 30, 2001.

  Total interest expense remained at $10.5 million, the same amount reported for the nine month period ended June 30, 2001.

Provisions for Losses on Loans

  The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $4,000 from $22,000 during the quarter ended June 30, 2001 to $26,000 during the quarter ended June 30, 2002. For the nine month period ended June 30, 2002 the provision was $74,000 compared to $63,000 at June 30, 2001.

  The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                   Nine Months Ended June 30,   Three Months Ended June 30,
                                      2002        2001                2002         2001
                                   ---------    ---------          ---------    ---------
Allowance at beginning of period      $1,257       $1,227             $1,276       $1,227

Provision for loan losses                 74           63                 26           22

Charge-offs:

  Consumer                               (57)         (54)               (26)         (13)

Recoveries                                 2            3                  -            3
                                   ---------    ---------          ---------    ---------

Net Charge-offs                          (55)         (51)               (26)         (10)
                                   ---------    ---------          ---------    ---------

Allowance at end of period            $1,276       $1,239             $1,276       $1,239
                                   =========    =========          =========    =========

Allowance for loan losses to
total nonperforming loans at
end of period                            180%         266%               180%         266%
                                   =========    =========          =========    =========

Allowance for loan losses to
total loans at end of period             .48%         .52%               .48%         .52%
                                   =========    =========          =========    =========


Non-Interest Income

  Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $2,000 from $601,000 for the three month period ended June 30, 2001 to $603,000 for the comparable period in 2002. The increase was primarily due to an increase in fees and deposit service charges of $64,000 from $503,000 at June 30, 2001 to $567,000 at June 30, 2002; and an increase of other non-interest income of $22,000; offset by a decrease of $84,000 in real estate operations, net.

The decrease in real estate operations, net was primarily due to decreases in gains on sale of foreclosed and non-foreclosed properties for the comparable periods.

  For the nine month period, non-interest income increased from $1.8 million at June 30, 2001 to $2.0 million at June 30, 2002 primarily due to an increase in fees and deposit service charges of $378,000; and an increase in other non-interest income of $64,000; offset by a decrease in real estate operations, net of $224,000 and a decrease in gain on sale of investment securities of $42,000.

Non-Interest Expense

  Non-interest expense increased to $2.0 million at June 30, 2002 from $1.6 million for the quarter ended June 30, 2001. The increase was primarily due to an increase in compensation and benefits of $133,000; amortization of intangible assets of $101,000 and an increase of $118,000 in other non-interest expense. A large part of the increase was attributable to the costs associated with the acquisition of the Carthage, Texas branch.

  Non-interest expense increased by $1.2 million for the nine month period from $4.8 million at June 30, 2001 to $6.0 million at June 30, 2002. This increase was primarily due to an increase in compensation and benefits of $452,000; an increase of $139,000 in occupancy and equipment, amortization of intangible assets of $268,000 and an increase in other non-interest expense of $311,000.

  On March 12, 2002, the Company granted 81,000 options to officers and directors of the Company following approval of the Company's 2001 Stock Option Plan by the Company's shareholders at the annual meeting held on January 22, 2002. In accordance with generally accepted accounting principles, the Company does not currently account for the granting of options as an expense; however, the required disclosures will be presented in the notes to the Company's annual financial statements.

Taxes

  The provision for income tax amounted to $791,000 and $2.2 million for the three and nine months ended June 30, 2002 respectively, compared to $501,000 and $1.5 million for the three and nine months ended June 30, 2001, respectively, based on earnings for the period.

Liquidity

  The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 2002 the Bank's liquidity was $129.9 million with a liquidity ratio of 40.45%.

  The Company is subject to borrowing limitations with respect to the amount of advances it may receive from the Federal Home Loan Bank of Dallas. At June 30, 2002, outstanding borrowings from the Federal Home Loan Bank of Dallas totaled $ 30.5 million. The Company's borrowing limit with the Federal Home Loan Bank is $146.3 million and is based upon the amount of stock ownership and available collateral held by the Company. The Federal Home Loan Bank of Dallas is an important source of liquidity to the Company, and the ability to tap into that source is not without limits.

Regulatory Capital Requirements

  The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 2002, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 7.82%, 13.41%, 13.95%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $15.4 million, $22.2 million, and $14.0 million, respectively.

"Safe Harbor" Statement

  In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Jacksonville files from time to time with the Securities and Exchange Commission.


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

  The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at June 30, 2002, would result in a 4.77% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 10.41% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

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

  At June 30, 2002, the Bank was within the Bank's policy limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated change in the market value of portfolio equity of 31.95%, a 23.0% decrease from the number reported at March 31, 2002. The Bank's policy limit for a 200 basis point increase in interest rates is currently set at 50%.

  At June 30, 2002 the Bank had $15.1 million in available-for-sale investments and $38.3 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio's and are aware that they can take steps to sell the securities to go to shorter term investments should market conditions dictate.

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

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


ITEM 5.   OTHER INFORMATION

          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
               99.1 Certification of Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (18
                    U.S.C. 1350).
               99.2 Certification of Chief Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (18
                    U.S.C. 1350).
     (b)  8K dated April 15, 2002   -  Announces Second Quarter Earnings
          8K dated June 18, 2002    -  Announces Declaration of Cash Dividend

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Jacksonville Bancorp, Inc.


DATE: August 7, 2002               By: /s/ Jerry Chancellor
                                       ----------------------------------
                                       Jerry Chancellor, President and
                                       Chief Executive Officer


DATE: August 7, 2002               By: /s/ Bill W. Taylor
                                       ----------------------------------
                                       Bill W. Taylor
                                       Exec. Vice President
                                       Chief Financial Officer