Form 10-K
period 2002-09-30
JACKSONVILLE BANCORP INC
filed 2002-12-23
CIK 1005507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                        Commission file number 000-28070
                                               ---------

                           JACKSONVILLE BANCORP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                          75-2632781
---------------------------------                -------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

Commerce and Neches Streets
Jacksonville, Texas                                           75766
---------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (903) 586-9861

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable


           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
--------------------------------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes              No   X
    -----           -----

As of December 6, 2002, the aggregate market value of the 1,332,662 shares of Common Stock of the Registrant held by non-affiliates on such date, was approximately $30.9 million. This figure is based on the closing price of $28.20 per share of the Registrant's Common Stock on March 28, 2002, the last trading date of the Registrant's second fiscal quarter. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 6, 2002: 1,761,824.

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2002 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

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

MARKET AREA

        Jacksonville's market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area's economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and the principal business activity in the city is manufacturing. There are 90 manufacturing concerns in Jacksonville according to numbers supplied by the Jacksonville Chamber of Commerce. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s which was compounded by defense-related cutbacks. However, the area's economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area's economic base has diversified into such fields as health services, research and technology.

        Major companies in Jacksonville's market area include Alligence HealthCare, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithotech and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas

College, Lon Morris College, Jacksonville College, LeTourneau University and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 2002, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 5.4% as compared to 4.8% in 2001 and the estimated unemployment rates for the United States during these periods were 5.9% and 5.4% respectively.

LENDING ACTIVITIES

        At September 30, 2002, Jacksonville's net loan portfolio totaled $265.1 million representing approximately 62.3% of Jacksonville's $425.3 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 2002, approximately 99% of Jacksonville's single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 2002, Jacksonville's single-family residential loan portfolio totaled $189.5 million, representing approximately 67.8% of Jacksonville's total loans, before net items, at that date. Jacksonville held $22.9 million in commercial real estate loans at that date, representing 8.2% of total loans, before net items. Of the commercial real estate loans, $782,000, or 3.4%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. In addition to these loans secured by real estate acquired in satisfaction of debts previously contracted, Jacksonville originated $10.8 million in new commercial real estate loans during fiscal 2002. Other significant areas of lending activity by Jacksonville are construction loans, consumer loans and land loans, which, as of September 30, 2002, represented $40.8 million, or 14.6%, $21.5 million, or 7.7% and $3.4 million, or 1.2% of net loans. Home equity loans in the amount of $27.2 million are included in the single family portfolio.

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

        At September 30, 2002, Jacksonville's limit on loans-to-one borrower was $5.0 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.7 million, $3.6 million, $2.7 million, $2.2 million, and $2.2 million. The first group of loans totaling $4.7 million consists of ten loans secured by 1-4 family units, six loans for the construction of a single family residences, two loans secured by commercial buildings, and two loans for the development of single family subdivisions. The second group of loans for $3.6 million consists of two loans secured by residential subdivisions, three loans for the construction of single family residences, and one loan for the construction of a shopping center. The third group is made up of one loan for the development of a single family subdivision, five loans for the construction of single family residences and one loan secured by land for future development. The fourth largest group of loans consist of a loan for the development of a residential subdivision, one loan for the construction of a single family residence, and for loans secured by 1-4 family units. The fifth largest loan totaling $1.4 million consisted of one loan secured by a church.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville's loan portfolio by type of loan at the dates indicated.

                                                                                September 30,
                                              --------------------------------------------------------------------------------
                                                       2002                         2001                         2000
                                              ----------------------       ----------------------       ----------------------
                                               Amount          %            Amount          %            Amount           %
                                              --------      --------       --------      --------       --------      --------
                                                                       (Dollars in Thousands)

MORTGAGE LOANS:
  Single-family residential (1)               $189,459          67.8%      $181,563          68.4%      $171,041          71.7%
  Multi-family residential                       1,042           0.4            454           0.2            770           0.3
  Commercial real estate                        22,886           8.2         16,860           6.4         14,499           6.1
  Construction                                  40,804          14.6         39,917          15.0         25,117          10.5
  Land                                           3,372           1.2          3,093           1.2          2,741           1.1
                                              --------      --------       --------      --------       --------      --------
        Total mortgage loans                  $257,563          92.2%      $241,887          91.2%      $214,168          89.7%
                                              --------      --------       --------      --------       --------      --------

BUSINESS AND CONSUMER LOANS:
  Commercial business                         $    411           0.1%      $    365            .2%      $    515            .2%
  Consumer loans:
       Secured by deposits                       2,727           1.0          2,765           1.0          2,350           1.0
       Secured by vehicles                      10,498           3.8         11,475           4.3         12,462           5.2
       Personal real estate loans                4,187           1.5          4,935           1.9          5,469           2.3
       Other                                     4,044           1.4          3,753           1.4          3,827           1.6
                                              --------      --------       --------      --------       --------      --------
       Total consumer loans                     21,456           7.7         22,928           8.6         24,108          10.1
                                              --------      --------       --------      --------       --------      --------
       Total business and consumer loans        21,867           7.8         23,293           8.8         24,623          10.3
                                              --------      --------       --------      --------       --------      --------
       Total loans                            $279,430         100.0%      $265,180         100.0%      $238,791         100.0%
                                              --------      ========       --------      ========       --------      ========

Less:
  Undisbursed portion of loans in
     process                                  $ 12,586                     $ 17,041                     $ 10,224
  Unearned discounts                                18                           21                           31
  Net deferred loan origination fees               443                          429                          455
  Unrealized losses on loans held for
     sale                                           --                           --                           --
  Allowance for loan losses                      1,292                        1,257                        1,227
                                              --------                     --------                     --------
       Net loans                              $265,091                     $246,432                     $226,854
                                              ========                     ========                     ========


                                                                      September 30,
                                               -----------------------------------------------------------
                                                          1999                             1998
                                               --------------------------       --------------------------
                                                 Amount             %             Amount             %
                                               ----------      ----------       ----------      ----------
                                                                  (Dollars in Thousands)
MORTGAGE LOANS:
  Single-family residential (1)                $  164,661            72.9%      $  149,961            74.7%
  Multi-family residential                            819              .4            1,091              .5
  Commercial real estate                           12,000             5.3            9,764             4.9
  Construction                                     21,171             9.4           15,486             7.7
  Land                                              3,172             1.4            3,771             1.9
                                               ----------      ----------       ----------      ----------
       Total mortgage loans                    $  201,823            89.4%      $  180,073            89.7%
                                               ----------      ----------       ----------      ----------

BUSINESS AND CONSUMER LOANS:
  Commercial business                          $        6             --%       $       55             --%
  Consumer loans:
     Secured by deposits                            2,183             1.0            2,023             1.0
     Secured by vehicles                           12,414             5.4           10,577             5.3
     Personal real estate loans                     5,399             2.4            5,171             2.6
     Other                                          4,019             1.8            2,884             1.4
                                               ----------      ----------       ----------      ----------
     Total consumer loans                          24,015            10.6           20,655            10.3
                                               ----------      ----------       ----------      ----------
       Total business and consumer loans           24,021            10.6           20,710            10.3
                                               ----------      ----------       ----------      ----------
     Total loans                               $  225,844           100.0%      $  200,783           100.0%
                                               ----------      ==========       ----------      ==========
Less:
  Undisbursed portion of loans in process      $    7,835                       $    7,846
  Unearned discounts                                   34                               46
  Net deferred loan origination fees                  496                              568
  Unrealized losses on loans held for
    sale                                               --                               --
  Allowance for loan losses                         1,212                            1,170
                                               ----------                       ----------
     Net loans                                 $  216,267                       $  191,153
                                               ==========                       ==========

---------------------
(1) Includes first and second liens on single-family residences.

        CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 2002, regarding the dollar amount of loans maturing in Jacksonville's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.


                                                                                     Due 3-5        Due 5-10        Due 10-15
                                   Due Before      Due Before      Due Before      Years after     Years after     Years after
                                     9/30/03         9/30/04         9/30/05         9/30/02         9/30/02         9/30/02
                                   ----------      ----------      ----------      -----------     -----------     -----------
                                                                      (Dollars in Thousands)
Single-family residential(1)         $   199         $   465         $   722         $ 3,613         $26,857         $50,878
Multi-family residential                  --              --              --              --             296             419
Commercial real estate                     2              --              14             272           4,906           5,604
Construction                          40,804              --              --              --              --              --
Land                                      --              16              --             141             746             821
Commercial business                       44              87              97             177               6              --
Consumer                               3,660           2,266           3,509           6,641           2,636           1,758
                                     -------         -------         -------         -------         -------         -------
         Total                       $44,709         $ 2,834         $ 4,342         $10,844         $35,447         $59,480
                                     =======         =======         =======         =======         =======         =======


                                              Due More
                                              than 15
                                            Years after
                                              9/30/02           Total
                                            -----------       --------
                                              (Dollars in Thousands)
Single-family residential (1)                $106,725         $189,459
Multi-family residential                          327            1,042
Commercial real estate                         12,088           22,886
Construction                                       --           40,804
Land                                            1,648            3,372
Commercial business                                --              411
Consumer                                          986           21,456
                                             --------         --------
         Total                               $121,774         $279,430
                                             ========         ========

---------------------------------
(1) Includes first and second liens on single-family residences.

        The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 2002 which have fixed interest rates or which have floating or adjustable interest rates.

                                                     Floating or
                                   Fixed Rates    Adjustable-rates       Total
                                   -----------    ----------------     --------
                                               (Dollars in Thousands)
Single-family residential(1)         $152,825         $ 36,435         $189,260
Multi-family residential                  161              881            1,042
Commercial real estate                  7,767           15,117           22,884
Construction                               --               --               --
Land                                    1,032            2,340            3,372
Commercial business                       367               --              367
Consumer                               17,796               --           17,796
                                     --------         --------         --------
         Total                       $179,948         $ 54,773         $234,721
                                     ========         ========         ========

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

        Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to fiscal 1999 Jacksonville followed a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences ("residential first mortgage loans") with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. However, during 2000 management elected to portfolio a greater percentage of its fixed rate mortgage product because of increased interest rates. During 2001 and 2002 Jacksonville continued a policy to sell a portion of the loans originated to the secondary market and portfolio the balance. When loans are sold to others, except to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing of the loans is usually released to the buyers. At September 30, 2002, $91.9 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages ("ARMs") portfolio, most would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 2002, $153.0 million or 54.7% of Jacksonville's total loans, before net items, were fixed-rate single-family residential loans, and $36.5 million or 13.1% of such total loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $14.8 million, or 40.5%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                           Year Ended September 30,
                                                                -----------------------------------------------
                                                                   2002              2001                2000
                                                                ---------          ---------          ---------
                                                                             (Dollars in Thousands)
LOAN ORIGINATIONS:
         Single-family residential                              $  85,295          $  70,931          $  50,762
         Multi-family residential                                     675                120                 --
         Land                                                       1,447                590                694
         Commercial real estate                                    10,825              4,489              3,031
         Construction                                              45,659             45,536             21,245
         Commercial business                                          241                252                387
         Consumer                                                  11,725             11,944             12,968
                                                                ---------          ---------          ---------
              Total loans originated                              155,867            133,862             89,087
         Purchases                                                     --                 --                 --
              Total loans originated and purchased                155,867            133,862             89,087
                                                                ---------          ---------          ---------

SALES AND LOAN PRINCIPAL REDUCTIONS:
         Loans sold                                                39,208             20,933             20,876
         Loan principal repayments                                102,306             86,377             54,716
                                                                ---------          ---------          ---------
              Total loans sold and principal reductions           141,514            107,310             75,592

Increase (decrease) due to other items, net (1)                      (103)              (163)              (548)
                                                                ---------          ---------          ---------
Net increase (decrease) in loan portfolio                       $  14,250          $  26,389          $  12,947
                                                                =========          =========          =========

---------------------------
(1) Consists of loan foreclosures, extensions and changes in net items.

        SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties including home improvement and home equity loans. At September 30, 2002, $189.5 million or 67.8% of Jacksonville's total loan portfolio, before net items, consisted of single-family residential loans.

        The loan-to-value ratio, maturity and other provisions of the residential first mortgage loans made by Jacksonville generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Jacksonville. All residential first mortgage loans, except those made to facilitate the sale of such dwellings held as real estate owned, are generally underwritten in conformance with current guidelines of the FHLMC. Jacksonville's lending policies on residential first mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property and generally all residential first mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Jacksonville makes a limited number of 100% loan to value loans to those customers whose credit scores exceeded 700 with the requirement of 30% private mortgage insurance coverage.

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

        Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from any origination fees, where applicable, for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $179.2 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold $59.2 million of loans to the mortgage banking company. During fiscal 2002, Jacksonville sold $29.0 million of loans to FHLMC and $10.2 million to the mortgage banking company as compared to $11.7 million of loans to FHLMC and $9.2 million to the mortgage banking company during fiscal 2001. Loan sales were up primarily as a result of the increase in originations during fiscal 2002.

        During the year ended September 30, 2002, Jacksonville originated $85.3 million of single-family residential loans of which $79.2 million, or 92.8%, were fixed rate and $6.1 million, or 7.2%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $29.0 million, or 36.6%, to FHLMC. The volume of single-family residential loans originated increased by 20.3% from $70.9 million during fiscal 2001 as compared to $85.3 million during fiscal 2002 and the percentage of sales of such originations increased from 29.5% in fiscal 2001 to 46.0% in fiscal 2002. Single family loan originations increased in fiscal 2002 primarily due to an increase in refinancing caused by lower interest rates. During the year Jacksonville elected to portfolio a number of its 15 and 30 year mortgage loan product. Jacksonville will reevaluate this policy if there is a material and prolonged change in interest rates and may elect to again sell most of its loan originations with terms of more than 15 years.

        Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville's customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In an effort to originate and maintain a percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling a portion of its 15 and 30 year fixed-rate loans from its portfolio. As a result, at September 30, 2002, $36.5 million, or 19.3%, of the single-family residential loans in Jacksonville's loan portfolio, before net items, consisted of adjustable-rate loans.

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

        Due to the generally lower rates of interest prevailing in prior periods, Jacksonville's ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 7.2%, 3.7%, and 17.8% of Jacksonville's total originations of single-family residential loans during the years ended September 30, 2002, 2001, and 2000, respectively.

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

        Jacksonville also makes home improvement loans which amounted to $2.0 million as of September 30, 2002. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien.

        HOME EQUITY LOANS. In recent years, Jacksonville has increased its emphasis on the origination of home equity loans. Loans are secured by the homestead property, and may not exceed 80% of the appraised value of the property based on either the current market value as set forth by the County Appraisal District or by a new appraisal prepared by a qualified person. These loans are usually in a second lien position, but can be a first lien either through paying off the existing first lien or by having no existing liens on the property at the time the home equity loan is made. These loans are typically made for a term of 20 years or less. These loans are usually at a slightly higher rate of interest than most first lien loans and have lower closing cost, making them very attractive for both the consumer and Jacksonville. At September 30, 2002 Jacksonville had $27.2 million or 9.7 % of the total loan portfolio, before net items, in home equity loans.

        COMMERCIAL MORTGAGE LOANS. At September 30, 2002, $22.9 million, or 8.2%, of Jacksonville's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $782,000, or 3.4%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates a limited number of commercial mortgage loans. Commercial mortgage loan originations for the years ended September 30, 2002, 2001 and 2000 were, respectively, $10.8 million, $4.5 million, and $3.0 million.

        As of September 30, 2002, the commercial mortgage loans in Jacksonville's portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $22.1 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 2002, $15.0 million, or 67.9%, of the commercial mortgage loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

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

        CONSTRUCTION LOANS. At September 30, 2002, construction loans totaled $40.8 million or 14.6% of the total loan portfolio, before net items.

        Jacksonville makes construction loans to individuals for the construction of their residences. During recent years, it expanded its construction lending activities to include lending to developers for the construction of single-family subdivisions and residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction loan originations increased during the year ended September 30, 2002 to $45.7 million from $45.5 million during fiscal 2001.

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

        LAND LOANS. As of September 30, 2002, land loans totaled $3.3 million or 1.2% of the total loan portfolio, before net items. As of that date, Jacksonville had 74 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. With limited exceptions, Jacksonville's underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville's land loans, as of September 30, 2002, was approximately $46,000.

        CONSUMER LOANS. At September 30, 2002, consumer loans totaled $21.5 million or 7.7% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles, personal real estate loans and loans to purchase personal property. Loans secured by deposits total $2.7 million at September 30, 2002. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future home sites and for additional property adjacent to their existing residence, and for small 1 to 4 family residences. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville's personal real estate loans was substantially less than 20 years as of September 30, 2002. All of these loans are secured by the purchased land, but because these loans are typically for $40,000 or less they are not underwritten in the same manner as the Bank's other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property. In some cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 2002, the bank had 264 personal real estate loans with an average balance of $16,000. Jacksonville's vehicle loan portfolio totaled $10.5 million at September 30, 2002. Jacksonville makes both new and used vehicle loans. Most all used vehicle loans are originated at higher interest rates than those rates on new vehicle loans. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest.

        MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 2002, $1.0 million or 0.4%, and $411,000, or 0.1%, of Jacksonville's total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the eight multi-family loans in Jacksonville's loan portfolio as of September 30, 2002, the largest loan had a principal amount of $419,000 which represented 40.2% of the multi-family loan portfolio. As of September 30, 2002, Jacksonville had 30 commercial business loans, the largest having a balance of $61,000 which is secured by commercial vehicles.

        LOAN ORIGINATION AND OTHER FEES. In some cases, in addition to interest earned on loans, Jacksonville receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

        The charging of points, in most cases, was limited during fiscal 2002 because of market conditions and strong competition in the one-to-four family residential loans in the East Texas market. Most financial institutions charged no points on these loan products; however, primarily on low principal amount residential mortgages and commercial loans, Jacksonville continued to charge a loan fee.

        Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Jacksonville has not deferred direct costs related to short-term loans for which no origination fees are charged. Management considers this departure to be immaterial considering the short-term nature of these loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield. At September 30, 2002, Jacksonville had $443,000 of loan fees which had been deferred and are being recognized as income over the life of the related loans. See Note 2 to the Consolidated Financial Statements.

ASSET QUALITY

        DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 2002, in dollar amount and as a percentage of Jacksonville's total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                          Single-family                   Multi-family
                                           Residential                     Residential                      Commercial
                                     ------------------------         ------------------------        ------------------------
                                      Amount       Percentage          Amount       Percentage         Amount       Percentage
                                     -------       ----------         -------       ----------        -------       ----------
                                                                        (Dollars in Thousands)

Loans delinquent for:
      30-59 days                     $   828            47.3%          $   --              --%        $    --              --%
      60-89 days                          79             4.5               --              --              --              --
      90 days and over                   407            23.3               --              --              --              --
                                     -------         -------          -------         -------         -------         -------
         Total delinquent loans      $ 1,314            75.1%          $   --              --%        $    --              --%
                                     =======         =======          =======         =======         =======         =======

                                          Construction                     Land                          Consumer
                                     -----------------------       -----------------------        -----------------------
                                     Amount       Percentage       Amount       Percentage        Amount       Percentage
                                     ------       ----------       ------       ----------        ------       ----------
                                                                    (Dollars in Thousands)

Loans delinquent for:
      30-59 days                     $   --             --%         $  --             --%         $  147            8.4%
      60-89 days                         --             --             --             --               2            0.1
      90 days and over                   --             --            104            5.9             183           10.5
                                     ------         ------         ------         ------          ------         ------
         Total delinquent loans      $   --             --%        $  104            5.9%         $  332           19.0%
                                     ======         ======         ======         ======          ======         ======


                                              Total
                                      -----------------------
                                      Amount       Percentage
                                      ------       ----------
                                      (Dollars in Thousands)
Loans delinquent for:
       30-59 days                     $  975           55.7%
       60-89 days                         81            4.6
       90 days and over                  694           39.7
                                      ------         ------
          Total delinquent loans      $1,750          100.0%
                                      ======         ======

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

        FORECLOSED REAL ESTATE. Foreclosed real estate (REO) is real property acquired by Jacksonville through foreclosure, deed in lieu of foreclosure, or through an exchange of foreclosed real estate. It is typically a poor or nonearning asset, and its acquisition in limited amounts is generally regarded as an unavoidable result of normal business operations. However, the holding of abnormally large amounts of REO for extensive periods of time can adversely affect earnings. As a result of adverse economic conditions that existed in Jacksonville's market area during the 1980s, Jacksonville, like most financial institutions in its market area, acquired an inordinately large amount of REO consisting primarily of commercial real estate and, to a lesser degree, single-family residential property.

        As the economy has improved in its market area in recent years, Jacksonville has reduced its outstanding REO each year by following a policy of prudent management and market monitoring. The details of this policy are embodied in Jacksonville's Real Estate Owned Policy adopted by the Board of Directors. The primary objectives of the REO Policy are to: (1) establish procedures for the handling and disposition of REO; (2) ensure that REO has been properly accounted for on the institution's books; (3) set forth Jacksonville's philosophy for the management of repossessed property; (4) provide for the periodic revaluation of real estate owned; and (5) provide guidelines for the accounting of the sale of REO. These objectives are monitored by the Board of Directors.

        REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville's market area and through the implementation of the REO Policy, Jacksonville's REO amounted to $87,000, $63,000, and $124,000 as of September 30, 2002, 2001, and
2000 respectively.

        Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer's initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville's books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 2002, Jacksonville had no REO sold and accounted for by the deposit method.

        The following table sets forth the amounts and categories of Jacksonville's non-performing assets at the dates indicated.

                                                                                   September 30,
                                                       ----------------------------------------------------------------------
                                                        2002            2001            2000            1999            1998
                                                       ------          ------          ------          ------          ------
                                                                               (Dollars in Thousands)
Non-accruing loans:
      Single-family residential (1)                    $  407          $  401          $  338          $  435          $  642
      Multi-family residential                             --              --              --              --              --
      Commercial                                           --              --              --              --              --
      Construction                                         --              --              --              --              --
      Land                                                104              89              --              --              --
      Commercial business                                  --              --              --              --              --
      Consumer                                            183             134             134             109              36
                                                       ------          ------          ------          ------          ------
         Total non-accruing loans                         694             624             472             544             678
Accruing loans 90 days or more delinquent                  --              --              --              --              --
                                                       ------          ------          ------          ------          ------
   Total non-performing loans                             694             624             472             544             678
                                                       ------          ------          ------          ------          ------
Real estate owned (2)                                      87              63             124             346             531
                                                       ------          ------          ------          ------          ------
   Total non-performing assets                         $  781          $  687          $  596          $  890          $1,209
                                                       ======          ======          ======          ======          ======
Troubled debt restructurings                           $  310          $  320          $  328          $  338          $  379
                                                       ======          ======          ======          ======          ======
Total non-performing loans and troubled debt
   restructurings as a percentage of total net
   loans                                                  .38%            .41%            .35%            .41%            .55%
                                                       ======          ======          ======          ======          ======
Total non-performing assets and troubled debt
   restructurings as a percentage of total
   assets                                                 .26%            .29%            .31%            .42%            .60%
                                                       ======          ======          ======          ======          ======

---------------------------

(1) Includes first and second liens on single-family residences.

(2) Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

        At September 30, 2002, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

        The interest income that would have been recorded during fiscal 2002, 2001, and 2000 if Jacksonville's non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $41,000, $63,000, and $25,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note 5 to the Consolidated Financial Statements. During the year ended September 30, 2002, no interest income was actually recorded on any loans after they were placed on non-accrual status.

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

        Jacksonville's classified assets at September 30, 2002 consisted of $4,000 of assets classified as special mention, $2,420,000 of assets classified as substandard, and none classified as doubtful or loss. All of the assets classified special mention were single-family residential loans. Of assets classified substandard, $87,000, or 3.6%, were residential real estate parcels acquired as real estate owned, $1,670,000, or 69.0%, were single-family residential loans, $55,000, or 2.3%, were land loans and $342,000, or 14.1%, were commercial loans. The remaining balance of $221,000, or 9.1%, was in consumer loans and $45,000, or 1.9%, in repossessed autos.

        The following table sets forth the Bank's classified assets at the dates indicated.

                                                    September 30,
                                         ------------------------------------
                                          2002           2001           2000
                                         ------         ------         ------
                                                (Dollars in Thousands)
Classification:
   Special mention                       $    4         $   58         $   11
   Substandard                            2,420          1,960            818
   Doubtful                                  --             --             --
   Loss                                      --             --             --
                                         ------         ------         ------
         Total classified assets         $2,424         $2,018         $  829
                                         ======         ======         ======

----------------------------

        ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. For fiscal 2002 non-performing loans increased to $694,000 while net charge-offs for the period totaled $67,000. The Company's level of net loans outstanding increased $18.7 million. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $102,000 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

        At September 30, 2002, Jacksonville's allowance for loan losses amounted to $ 1.3 million, an increase of $35,000 from September 30, 2001.

        The following table sets forth an analysis of Jacksonville's allowance for loan losses during the periods indicated.

                                                                       Year Ended September 30,
                                       -----------------------------------------------------------------------------------------
                                          2002                2001                2000                1999                1998
                                       ---------           ---------           ---------           ---------           ---------
                                                                    (Dollars in Thousands)

Total net loans outstanding            $ 265,091           $ 246,432           $ 226,854           $ 216,267           $ 191,153
                                       =========           =========           =========           =========           =========
Average loans outstanding              $ 260,454           $ 234,339           $ 222,200           $ 205,057           $ 180,021
                                       =========           =========           =========           =========           =========
Balance at beginning of period         $   1,257           $   1,227           $   1,212           $   1,170           $   1,192
Charge-offs
     Consumer loans                          (70)                (58)                (54)                (18)                (57)
Recoveries                                     3                   3                  --                  --                  --
                                       ---------           ---------           ---------           ---------           ---------
Net charge-offs                              (67)                (55)                (54)                (18)                (57)
Provision for losses on loans                102                  85                  69                  60                  35
                                       ---------           ---------           ---------           ---------           ---------
Balance at end of period               $   1,292           $   1,257           $   1,227           $   1,212           $   1,170
                                       =========           =========           =========           =========           =========
Allowance for loan losses as a
percent of total net loans
   outstanding                               .49%                .51%                .54%                .56%                .61%
                                       =========           =========           =========           =========           =========
Ratio of net charge-offs to
   average loans outstanding                 .03%                .02%                .02%                .01%                .03%
                                       =========           =========           =========           =========           =========

        The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                                September 30,
                                           --------------------------------------------------------------------------------------
                                                   2002                           2001                            2000
                                           -----------------------        -----------------------        ------------------------
                                                        % of Loan                    % of Loan in                      % of Loan
                                                         in Each                          Each                          in Each
                                                       Category to                    Category to                     Category to
                                                          Total                          Total                           Total
                                           Amount         Loans           Amount         Loans           Amount          Loans
                                           ------      -----------        ------     ------------        ------       -----------
                                                                           (Dollars in Thousands)

Mortgage loans                             $1,097           84.9%         $  997           79.3%         $  962           78.4%
Commercial business loans                      --             --              --             --              --             --
Consumer loans                                195           15.1             260           20.7             265           21.6
                                           ------         ------          ------         ------          ------         ------
   Total allowance for loan losses         $1,292          100.0%         $1,257          100.0%         $1,227          100.0%
                                           ======         ======          ======         ======          ======         ======


                                                               September 30,
                                           --------------------------------------------------------
                                                    1999                             1998
                                           -----------------------        -------------------------
                                                       % of Loans                     % of Loan in
                                                         in Each                           Each
                                                       Category to                     Category to
                                                          Total                           Total
                                           Amount         Loans           Amount          Loans
                                           ------      -----------        ------      ------------
                                                          (Dollars in Thousands)
Mortgage loans                             $  957           79.0%         $1,092           93.3%
Commercial business loans                      --             --              --             --
Consumer loans                                255           21.0              78            6.7
                                           ------         ------          ------         ------
   Total allowance for loan losses         $1,212          100.0%         $1,170          100.0%
                                           ======         ======          ======         ======

MORTGAGE-BACKED SECURITIES

        Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, FNMA or the GNMA. Jacksonville also has in its mortgage-backed securities portfolio two private label C.M.O.'s. Mortgage-backed securities increase the quality of Jacksonville's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 2002, $35.3 million of Jacksonville's mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with rising interest rates.

        The following table sets forth the activity in Jacksonville's mortgage-backed securities portfolio during the periods indicated.

                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                      2002               2001               2000
                                                                    --------           --------           --------
                                                                                (Dollars in Thousands)
Mortgage-backed securities at beginning of period - at cost         $ 58,543           $ 33,777           $ 38,540
   Purchases                                                          67,527             46,965                569
   Sales                                                                  --                 --                 --
   Repayment                                                         (36,679)           (22,199)            (5,332)
                                                                    --------           --------           --------
Mortgage-backed securities at end of period - at cost               $ 89,391           $ 58,543           $ 33,777
                                                                    ========           ========           ========

Weighted average yield at end of period                                 4.81%              6.42%              6.41%
                                                                    ========           ========           ========

        At September 30, 2002, Jacksonville's mortgage-backed securities had an amortized cost value and estimated market value of $89.4 million and $89.8 million, respectively. Of the $89.4 million portfolio, $34.4 million was scheduled to mature in five years or less; $14.6 million was scheduled to mature in over five years but less than ten years; and $40.4 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

        All mortgage-backed securities in the portfolio qualify for regulatory liquidity under Texas state savings bank regulations. Of the $89.4 million of mortgage backed securities on September 30, 2002, $54.1 million consisted of fixed rate and $35.3 million were adjustable rate securities. Of Jacksonville's total investment in mortgage-backed securities at September 30, 2002, $39.9 million consisted of FNMA certificates, $2.0 million consisted of GNMA certificates and $14.2 million consisted of FHLMC certificates and $33.3 million in C.M.O. certificates. See Note 4 to the Consolidated Financial Statements for additional information.

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

        Interest rates declined during 2002. Should they continue to decline or remain the same, the Company's interest income will be adversely impacted since the Company will be unable to replace maturing securities with new securities of comparable yields.

INVESTMENT ACTIVITIES

        Jacksonville's investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President, the Executive Vice President, the Senior Vice President and the First Vice President. The members of the Investment Committee are: Robert Brown, Jerry Chancellor and Bill W. Taylor, Jerry Hammons and Chan Campsey. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 2002, Jacksonville had U.S. Government agency held-to-maturity securities with an amortized cost of $8.0 million and an estimated market value of $8.1 million. See Note 3 to the Consolidated Financial Statement for further information. At September 30, 2002, Jacksonville held U.S. Government Agency securities as available-for-sale with an amortized cost of $29.0 million and an estimated market value of $29.2 million.

        The following table sets forth Jacksonville's investment and mortgage-backed securities at the dates indicated.


                                                              September 30,
                                                ------------------------------------------
                                                  2002             2001             2000
                                                --------         --------         --------
                                                          (Dollars in Thousands)
Available for sale (1):
   Mortgage-backed securities
        CMO Certificates                        $ 10,808         $ 29,023         $ 12,698
        FNMA Certificates                         29,936            9,575           11,244
        FHLMC Certificates                         9,584            2,689            1,673
        GNMA Certificates                          1,709            2,968            3,412
   U.S. agency securities                         29,208           14,273           17,017
                                                --------         --------         --------
           Total available for sale               81,245           58,528           46,044
                                                --------         --------         --------

Held to maturity(1):
   Mortgage-backed securities:
        CMO Certificates                          22,636           10,016
        FNMA Certificates                         10,142            3,523            2,411
        FHLMC Certificates                         4,627              695              866
        GNMA Certificates                            283              369              423
   U.S. Treasury notes                                --               --               --
   U.S. agency securities                          8,006            4,500            5,000
                                                --------         --------         --------
           Total held to maturity                 45,694           19,103            8,700
                                                --------         --------         --------
              Total investment and
                 mortgage-backed securities     $126,939         $ 77,631         $ 54,744
                                                ========         ========         ========

        (1) Securities classified as available for sale were carried at fair value at September 30, 2002, 2001, and 2000. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

        At September 30, 2002, $10.5 million or 28.2% of total investment securities excluding mortgage backed securities, held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 3.30%. Included in the amount is $10.0 million invested in an adjustable rate mortgage fund with a yield of 3.15%. Of the remaining investment securities, $8.0 million was scheduled to mature after one year through five years, $16.7 million was scheduled to mature six years through ten years, and $2.0 million scheduled to mature in over ten years.

        The following table sets forth certain information regarding the maturities of Jacksonville's investment securities at September 30, 2002.

                                                                     Contractually Maturing
                               ---------------------------------------------------------------------------------------------------
                                           Weighted                    Weighted                 Weighted                  Weighted
                               Under 1      Average        1-5          Average      6-10       Average      Over 10       Average
                                Year         Rate         Years          Rate        Years        Rate        Years         Rate
                               -------     --------      -------       --------     -------     --------     -------      --------
                                                                      (Dollars in Thousands)

HELD TO MATURITY
U.S. agency securities         $    --         --%       $ 4,453         5.19%      $ 3,553       5.46%      $    --         --%
                               -------                   -------                    -------                  -------
   Total                       $    --                   $ 4,453                    $ 3,553                  $    --
                               =======                   =======                    =======                  =======
AVAILABLE FOR SALE
U.S. agency securities         $10,500        3.30%      $ 3,498         5.44%      $12,974       5.18%        2,000        6.20%
                               -------                   -------                    -------                  -------
   Total                       $10,500                   $ 3,498                    $12,974                  $ 2,000
                               =======                   =======                    =======                  =======
Unrealized gain on
     securities available
     for sale                        2                        55                        179                       --
                               -------                   -------                    -------                  -------
   Total                       $10,502                   $ 8,006                    $16,706                  $ 2,000
                               =======                   =======                    =======                  =======


                                            Total
                                  --------------------------
                                   Amount            Yield
                                  -------           -------
                                   (Dollars in Thousands)

HELD TO MATURITY
U.S. agency securities            $ 8,006            5.31%
                                  -------
   Total                          $ 8,006
                                  =======
AVAILABLE FOR SALE
U.S. agency securities            $28,972            4.60%
                                  -------
   Total                          $28,972
                                  =======
Unrealized gain on
     securities available
     for sale                         236
                                  -------
   Total                          $37,214
                                  =======

INTEREST-BEARING DEPOSITS

        As of September 30, 2002, Jacksonville also had demand deposit accounts in the FHLB of Dallas of $10.3 million. In order to comply with a policy adopted by its Board of Directors, Jacksonville's deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of five years. As of September 30, 2002 Jacksonville had 11 certificates of deposits totaling $1.1 million.

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

        DEPOSITS. Jacksonville's deposits are attracted principally from within Jacksonville's primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $26.0 million at September 30, 2002.

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

        The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

                                                                      September 30,
                                  --------------------------------------------------------------------------------------
                                           2002                           2001                          2000
                                  -----------------------        -----------------------        ------------------------
                                   Amount       Percentage        Amount       Percentage        Amount       Percentage
                                  --------      ----------       --------      ----------       --------      ----------
Certificate accounts:                                              (Dollars in Thousands)
    2.00 - 3.00%                  $ 57,122          16.14%             --             --              --             --
    3.01 - 4.00%                    92,726          26.20        $ 12,639           4.86%             --             --
    4.01 - 6.00%                    71,803          20.29         112,483          43.21        $104,035          47.12%
    6.01 - 8.00%                    22,792           6.44          65,107          25.01          59,905          27.14
    8.01 - 10.00%                       77            .02             136            .05             138            .06
                                  --------       --------        --------       --------        --------       --------
Total certificate accounts        $244,520          69.09%       $190,365          73.13%       $164,078          74.32%
                                  ========       ========        ========       ========        ========       ========

Transaction accounts:
    Passbook savings              $ 16,864           4.77%       $ 12,965           4.98%       $ 13,316           6.03%
    Money Market                    37,600          10.62          16,067           6.17          10,487           4.76
    Demand and NOW Accounts         54,912          15.52          40,907          15.72          32,885          14.89
                                  --------       --------        --------       --------        --------       --------
Total transaction accounts        $109,376          30.91%       $ 69,939          26.87%       $ 56,688          25.68%
                                  ========       ========        ========       ========        ========       ========
Total deposits                    $353,896         100.00%       $260,304         100.00%       $220,766         100.00%
                                  ========       ========        ========       ========        ========       ========

        The following table sets forth the savings activities of Jacksonville during the periods indicated.

                                                          September 30,
                                              -----------------------------------
                                                2002          2001          2000
                                              -------       -------       -------
                                                      (Dollars in Thousands)
Net increase (decrease) before interest
    credited                                  $84,645       $31,111       $(1,680)
Interest credited                               8,947         8,427         7,237
                                              -------       -------       -------
Net increase (decrease) in deposits           $93,592       $39,538       $ 5,557
                                              =======       =======       =======

        The following table shows the interest rate and maturity information for Jacksonville's certificates of deposit at September 30, 2002.

                                                Maturity Date
                    --------------------------------------------------------------------
                    One Year         Over           Over          Over
Interest Rate        Or less      1-2 Years      2-3 Years       3 Years          Total
-------------       --------      ---------      ---------       --------       --------
                                           (Dollars in Thousands)
2.00 - 3.00%        $ 54,168       $  2,954             --             --       $ 57,122
3.01 - 4.00%          52,974         29,821       $  8,538       $  1,393         92,726
4.01 - 6.00%          36,271          8,354          4,374         22,804         71,803
6.01 - 8.00%          11,173         10,541            437            641         22,792
8.01 - 10.00%             60             --             --             17             77
                    --------       --------       --------       --------       --------
                    $154,646       $ 51,670       $ 13,349       $ 24,855       $244,520
                    ========       ========       ========       ========       ========

        The following table sets forth the maturities of Jacksonville's certificates of deposit having principal amounts of $100,000 or more at September 30, 2002.

Certificates of Deposit Maturing in Quarter Ending:
---------------------------------------------------
                                                 (Dollars in Thousands)
December 31, 2002                                        $10,459
March 31, 2003                                            10,082
June 30, 2003                                              6,294
September 30, 2003                                         6,963
After September 30, 2003                                  29,967
                                                         -------
Total certificates of deposit with balances of
     $100,000 or more                                    $63,765
                                                         =======

        The following table sets forth the maximum month-end balance and average balance of Jacksonville's FHLB advances during the periods indicated. Also see
Note 10 to the Consolidated Financial Statements.

                                                  Year Ended September 30,
                                           -------------------------------------
                                             2002           2001           2000
                                           -------        -------        -------
                                                  (Dollars in Thousands)
Maximum balance                            $61,987        $49,000        $42,000
Average balance                             36,730         45,505         38,328
Weighted average interest
     rate of FHLB advances                    4.97%          5.51%          5.92%

        The following table sets forth certain information as to Jacksonville's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.

                                                       September 30,
                                         ----------------------------------------
                                           2002            2001            2000
                                         --------        --------        --------
                                                  (Dollars in Thousands)
FHLB long-term advances                  $ 25,129        $ 34,108        $ 17,500
    Weighted average interest rate           5.16%           5.33%           5.64%
FHLB short-term advances                       --        $ 14,000        $ 23,500
    Weighted average interest rate             --%           3.43%           6.63%

        BORROWINGS. Until fiscal 1998 wherein management elected to implement a wholesale growth strategy using FHLB advances, Jacksonville had not frequently borrowed from the FHLB of Dallas. It obtains advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2002, Jacksonville had $25.1 million in advances from the FHLB of Dallas, as compared to $48.1 million at September 30, 2001.

        Borrowings from the Federal Home Loan Bank of Dallas are an important source of funding for Jacksonville and are subject to limitations imposed by the FHLB of Dallas. In general, the FHLB of Dallas limits borrowing to 50% of a member's total assets, subject to collateral availability. At September 30, 2002, Jacksonville's borrowing limit was $204.5 million, of which $25.1 million was due to the FHLB of Dallas at that date, leaving a total remaining line of credit with the FHLB of Dallas of $179.3 million at that date. The Company had sufficient mortgage assets to collateralize the remaining line on September 30, 2002.

        The Company's ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company's Common Stock issued in connection with the Conversion. As of September 30, 2002, the outstanding balance of that loan was $918,000.

        COMPETITION. The Company faces significant competition for real estate loans, principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Company also faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

        Federal legislation in recent years has eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. Such legislation has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

        SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of JS&L Corporation ("JS&L") which was established in December 1979. JS&L is self sufficient due to income from investments, interest from residential notes receivable and lease income. Since its original charter, JS&L's main activity has been the servicing of purchased residential first and second lien notes. The portfolio includes 12 loans ranging in size from $2,000 to $52,000, some of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 2002 and September 30, 2001, JS&L had a loss of $14,000 and a net profit of $42,000, respectively. JS&L now invests in investments permissible for Jacksonville, leases computer equipment, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L's board of directors. In addition to these activities, during 1999 the Federal Deposit Insurance Corporation gave approval for the Company through its subsidiary, JS&L, to enter into a proposed residential real estate development in Hallsville, Texas, a community near Longview, Texas. The project involved acquisition and development of a 66 acre tract of land for single-family homes. JS&L executed a development loan through its parent, Jacksonville on February 25, 1999 in the amount of $1,500,000. At September 30, 2002, the interim loan balance totaled $906,000. There are currently twelve houses completed or under construction in the subdivision.

        Total investment in JS&L at September 30, 2002 was $1.0 million. Total capital of JS&L at September 30, 2002 was $1.0 million.

        Jacksonville IHC, Inc. holds all the issued and outstanding stock of Jacksonville Savings Bank, SSB, a wholly owned subsidiary of the Company. In addition to holding all the issued and outstanding shares of Jacksonville, IHC's only other business activity was to loan funds to Jacksonville's Employee Stock Ownership Plan.

        EMPLOYEES. Jacksonville and its subsidiary had 112 full-time employees at September 30, 2002. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

                                   REGULATION

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company, IHC and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

        SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Longer prison terms will also be applied to corporate executives who violate Federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

        The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

THE COMPANY AND IHC

        REGULATIONS. After Jacksonville converted to a Texas-chartered savings bank, the Company continued to be subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(l) of HOLA to be treated as a "savings association" for purposes of Section 10(e) of HOLA. As a result, the Company and IHC are registered unitary savings and loan holding companies and are subject to OTS, Federal Deposit Insurance Corporation ("FDIC") and the Texas Savings and Loan Department (the "Department") regulation, examination, supervision and reporting requirements. In addition, because the capital stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, the Company is also subject to various reporting and other requirements of the SEC. As a subsidiary of a savings and loan holding company, the Bank is also subject to certain Federal and state restrictions in its dealings with the Company and affiliates thereof.

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

        LIMITATIONS ON DIVIDENDS. The Company is a legal entity separate and distinct from Jacksonville. The Company's principal source of revenue consists of dividends from Jacksonville. The payment of dividends by Jacksonville is subject to various regulatory requirements including a requirement, as a result of the Company's savings and loan holding company status, that Jacksonville notify the Director of the Office of Thrift Supervision not less than 30 days in advance of any proposed declaration by its directors of a dividend.

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

        In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2002, the Bank was in compliance with the above restrictions.

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

        TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 2002, the required Tier 1 leverage capital ratio requirement for the Bank was 4.00% and its actual Tier 1 leverage capital ratio was 7.61%.

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

        At September 30, 2002, the Bank's Tier 1 capital to risk-weighted assets ratio was 13.23%. On the same date, the Bank's total risked-based capital percentage was 13.77%.

        The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.

                                                                        As of September 30,        As of September 30,
       -                                                                --------------------      ---------------------
                                                                                2002                     2001
       -                                                                --------------------      ---------------------
                                                                        Actual      Required      Actual       Required
       -                                                                -------     --------      ------       --------
Leverage ratio (or tangible capital requirement) (1):
   Tier 1 capital to total assets                                         7.61%        4.00%        9.77%        4.00%

Tier 1 risk-based capital ratio (or core capital requirement) (1):
  Tier 1 risk-based capital to risk weighted assets                      13.23         4.00        16.97         4.00

Total risk-based capital ratio:
   Total risk-based capital risk to risk weighted assets                 13.77         8.00        17.61         8.00

        The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at September 30, 2002.

                                                                                   Tier 1            Total
                                                                 Tier 1          Risk-based        Risk-based
                                                                 Capital           Capital          Capital
                                                                 --------         --------         --------
                                                                           (Dollars in Thousands)
Total stockholders' equity for Jacksonville Savings
    Bank, SSB                                                    $ 36,640         $ 36,640         $ 36,640
Less unrealized gain (loss) on securities
   available-for-sale                                                 377              377              377
Less nonallowable assets:
    Disallowed goodwill and other disallowed
       intangible goods                                            (3,369)          (3,369)          (3,369)
    Principally equity investment in subsidiary                    (1,019)          (1,019)          (1,019)
Plus allowances for loan and lease losses                              --               --            1,292
                                                                 --------         --------         --------
    Total regulatory capital                                       31,875           31,875           33,167
    Minimum required capital                                       16,755            9,637           19,273
                                                                 --------         --------         --------
    Excess regulatory capital                                    $ 15,120         $ 22,238         $ 13,894
                                                                 ========         ========         ========
    Bank's regulatory capital percentage (1)                          7.6%            13.2%            13.8%
    Minimum regulatory capital required percentage                    4.0%             4.0%             8.0%
                                                                 --------         --------         --------
    Bank's regulatory capital percentage in excess of
       requirement                                                    3.6%             9.2%             5.8%
                                                                 ========         ========         ========


-------------------------------

(1) Tier 1 capital is computed as a percentage of total adjusted assets of $418.9 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $240.9 million.

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

        The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 2002, the Bank was categorized as well capitalized.

        The FDIA provides for FICO debt sharing by banks and thrifts with proration sharing in the year 2000. Prior to the year 2000, SAIF insured institutions will pay approximately 6.5 basis points for FICO, while BIF insured institutions, such as commercial banks, will pay approximately 1.3 basis points. The FICO provisions of the FDIA also prohibit deposit migration strategies to avoid SAIF premiums.

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

        The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $1.0 million at September 30, 2002. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy.

        The Federal banking agencies have agreed to adopt, for regulatory purposes, SFSA Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 2002, the Bank had $81.2 million of securities, available-for-sale, with $377,000 of aggregate net unrealized gain thereon, net of taxes.

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

        Under current CRA regulations issued by the FDIC and other Federal banking agencies, institutions are rated based on their actual performance in meeting community credit needs. In particular, the agencies will evaluate the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and
(iii) community development. The regulations also specify that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the bank was rated "satisfactory" with respect to its CRA compliance.

        QUALIFIED THRIFT LENDER TEST. For the Company to qualify as a savings and loan holding company, the Bank is required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA"). Under
Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 2002, with in excess of 94% of its assets invested in qualified thrift investments.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 2002, the Bank's advances from the FHLB of Dallas amounted to $25.1 million or 6.5% of its total liabilities.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At September 30, 2002, the Bank had $3.2 million in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 2002, dividends paid by the FHLB of Dallas to the Bank totaled $88,000.

        FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2002, the Bank was in compliance with such requirements.

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

        TEXAS SAVINGS BANK LAW. To qualify as a Texas Savings Bank, Jacksonville must qualify under and continue to meet the asset test of Section 7701(a)(19), Internal Revenue Code of 1986, relating to domestic savings and loan associations. A Texas savings bank may make a loan or investment or engage in an activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank, or national bank if the financial institution's principal office is located in this state. A savings bank may make commercial loans up to 50% of the savings bank's total assets. A savings bank must maintain in its portfolio not less than 15 percent of the savings bank's deposits from its local service area in: (1) first and second lien residential mortgage loans or foreclosed residential mortgage loans originated in the savings bank's local service area; (2) home improvement loans; (3) interim residential construction loans; (4) mortgage-backed securities secured by loans in the savings bank's local service area; and (5) loans for community reinvestment. The loans to one borrower rules for a Texas savings bank may not be less restrictive than those applicable to savings associations under the Federal Home Owners' Loan Act ("HOLA"). Under the HOLA, unless more stringent conditions are imposed by the Director of the OTS, savings associations are subject to the lending limits applicable to national banks, which include a limitation on loans to any one borrower of 15% of capital. Notwithstanding that limitation, savings associations generally may make loans to one borrower not to exceed $500,000, to develop domestic residential housing units, not to exceed the lesser of $30,000,000 or 30 percent of the savings association's unimpaired capital and unimpaired surplus. For loans to finance the sale of real property acquired in satisfaction of debts previously contracted, loans to any one borrower may not exceed 50 percent of unimpaired capital and surplus. A Texas savings bank or subsidiary may not invest in an equity security unless the security qualifies as an investment grade security under rules adopted by the Texas Commissioner and Finance Commission or the security is an eligible investment for a federal savings and loan association. Investments in subsidiaries are generally limited to 10 percent of the savings bank's total assets. Unless approved in advance by the Commissioner, a Texas savings bank must maintain an amount equal to at least 10 percent of its average daily deposits for the most recently completed calendar quarter in liquid investments specified by statute, including cash, reserve balances, and readily marketable investments.

FEDERAL TAXATION

        GENERAL. The Bank is subject to Federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

        METHOD OF ACCOUNTING. For Federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting, uses a tax year ending September 30, and files a consolidated Federal income tax return with the Company and affiliated entities.

        BAD DEBT RESERVES. The Company uses the experience method of computing reserves for bad debts for Federal income tax purposes. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million.

        The Bank has been audited by the IRS or the statute of limitations has expired with respect to consolidated Federal income tax returns through the year ended September 30, 1998. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

        TEXAS TAXATION. The Bank is subject to a state franchise tax which is based on the greater of .25 percent of its capital or 4 1/2 percent of its earned surplus for the year.

ITEM 2. PROPERTIES.

        At September 30, 2002, the Company conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and eight full-service branches in Cherokee County and surrounding counties.

        Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 2002.

Description/                        Leased/    Net Book Value
Address                              Owned       Of Property      Deposits
---------------------------        --------    ---------------   ----------
                                           (Dollars in Thousands)
Main Office
Commerce and Neches Street
Jacksonville, Texas                  Owned         $   781         $92,114

Branch Office
1015 North Church Street
Palestine, Texas                     Owned           1,026          68,991

Branch Office
107 East Fourth Street
Rusk, Texas                          Owned              98          15,066

Branch Office
1412 Judson Road
Longview, Texas                      Owned             481          28,094

In-Store Branch Office
Wal-Mart Supercenter
515 E. Loop 281
Longview, Texas                     Leased             163           5,284

Branch Office
617 South Palestine Street
Athens, Texas                        Owned             469          39,527

Branch Office
5620 Old Bullard Road
Tyler, Texas                         Owned             863          45,634

Branch Office
2507 University Blvd
Tyler, Texas                         Owned           1,169           9,714


Branch Office
121 S. Market St
Carthage, Texas                      Owned             312          49,472

---------------------------

        In addition, the Company through its J S&L subsidiary has an investment of $1.0 million at September 30, 2002, in developed residential housing lots.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required herein is incorporated by reference from the inside back cover of the Company's 2002 Annual Report to Stockholders, which is included herein as Exhibit 13 ("2002 Annual Report") and from Part III,
Item 12 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

        The information required herein is incorporated by reference from pages 1 and 2 of the Company's 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required herein is incorporated by reference from pages 3 to 17 of the Company's 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required herein is incorporated by reference from pages 4 to 5 of the Company's 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required herein is incorporated by reference from pages F-1 to F-24 of Company's 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive proxy statement, dated January 21, 2003, ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

        The information required herein is incorporated by reference from pages 9 to 14 of the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required herein is incorporated by reference from pages 3 to 5 of the Company's Proxy Statement.

        EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2002.

                                                                                        Number of Shares Remaining
                                   Number of Shares to be                                        Available
                                 issued upon the Exercise of     Weighted-Average     for Future Issuance (Excluding
                                    Outstanding Options,        Exercise Price of                 Shares
        Plan Category                Warrants and Rights       Outstanding Options     Reflected in the First Column)
-------------------------------  ---------------------------   -------------------    -------------------------------
Equity Compensation Plans
   Approved by Security Holders            263,013                    $14.54                       9,000

Equity Compensation Plans Not
   Approved by Security Holders                 --                        --                          --
                                           -------                    ------                       -----
Total                                      263,013                    $14.54                       9,000
                                           =======                    ======                       =====

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required herein is incorporated by reference from page 13 of the Company's Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

        Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     Documents filed as part of this Report

                (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

                Independent Auditor's Report

                Consolidated Statements of Financial Condition at September 30, 2002 and 2001

                Consolidated Statements of Earnings for the Years Ended September 30, 2002, 2001, and 2000

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001, and 2000

                Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001, and 2000

                Notes to Consolidated Financial Statements

                (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

                (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


   No.                                            Exhibits
---------    ----------------------------------------------------------------------------------------
   2.1       Acquisition Agreement by and Among Jacksonville Bancorp, Inc. Jacksonville IHC, Inc. and
             Jacksonville Savings and Loan Association*
   3.1       Articles of Incorporation**
   3.2       Bylaws**
   4.1       Specimen Common Stock Certificate**
  10.1       1994 Stock Incentive Plan***
  10.2       1994 Directors' Stock Option Plan***
  10.3       1994 Management Recognition Plan****
  10.4       1996 Management Recognition Plan****
  10.5       1996 Stock Option Plan***
  10.6       Employee Stock Ownership Plan**
  10.7       2001 Stock Option Plan*****
  10.8       Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville IHC, Inc.,
             Jacksonville Savings Bank, SSB and Jerry M. Chancellor
  10.9       Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville IHC, Inc.,
             Jacksonville Savings Bank, SSB and Bill W. Taylor
  10.10      Employment Agreement by and among Jacksonville Bancorp, Inc. Jacksonville IHC, Inc.,
             Jacksonville Savings Bank, SSB and Jerry Hammons
   13        2002 Annual Report to Stockholders for the year ended September 30, 2002
   21        Subsidiaries of Registrant
   23        Consent of Independent Auditors
  99.1       Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 (18 U.S.C. 1350)
  99.2       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 (18 U.S.C. 1350)

-----------------

* Incorporated herein by reference to the Registrant's Form 10-K filed as of December 29, 1997.

** Incorporated herein by reference to the Registrant's Registration Statement No. 33-81015 on Form S-1.

*** Incorporated herein by reference to the Registrant's Registration Statement No. 333-18031 on Form S-8.

**** Incorporated herein by reference to the Registrant's Form 10-K filed as of December 30, 1996. ***** Incorporated herein by reference to the Registrant's proxy statement on Schedule 14A filed December 21, 2001.

(b)     Reports on Form 8-K during the quarter ended September 30, 2002:

        1. On July 19, 2002, the Company filed a current report on Form 8-K reporting earnings for the quarter ended June 30, 2002.

        2. On September 10, 2002, the Company filed a current report on Form 8-K reporting the declaration of a $0.125 per share dividend.

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

                           JACKSONVILLE BANCORP, INC.

December 18, 2002                           By: /s/ Jerry M. Chancellor
                                                -------------------------------
                                                Jerry M. Chancellor
                                                Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jerry M. Chancellor                                               December 18, 2002
-----------------------------------------------------
Jerry M. Chancellor, Director and Chief
 Executive Officer (Principal Executive Officer)



/s/ W.G. Brown                                                        December 18, 2002
-----------------------------------------------------
W. G. Brown, Chairman



/s/ Robert Brown                                                      December 18, 2002
-----------------------------------------------------
Robert Brown, Vice-Chairman



/s/ Charles Broadway                                                  December 18, 2002
-----------------------------------------------------
Charles Broadway, Director



/s/ Ray W. Beall                                                      December 18, 2002
-----------------------------------------------------
Ray W. Beall, Director



/s/ Dr. Joe Tollett                                                   December 18, 2002
-----------------------------------------------------
Dr. Joe Tollett, Director



/s/ Bill W. Taylor                                                    December 18, 2002
-----------------------------------------------------
Bill W. Taylor, Director and Executive Vice President
(Principal Financial and Accounting Officer)


/s/ Jerry Hammons                                                     December 18, 2002
-----------------------------------------------------
Jerry Hammons, Director/Senior Vice President

                                 CERTIFICATIONS


I, Jerry M. Chancellor, certify that:

1. I have reviewed this annual report on Form 10-K of Jacksonville Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                 /s/ Jerry  M. Chancellor
                                        --------------------------------------
                                        Jerry M. Chancellor
                                        President and Chief Executive Officer

I, Bill W. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Jacksonville Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 18, 2002             /s/ Bill W. Taylor
                                    ------------------------------------
                                    Bill W. Taylor
                                    Executive Vice President and Chief
                                    Financial Officer