Form 10-Q
period 2002-12-31
JACKSONVILLE BANCORP INC
filed 2003-02-12
CIK 1005507

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 2002
                                 ----------------------------

                                     or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File Number     0-28070
                       --------------

                          Jacksonville Bancorp, Inc.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Texas                                          75-2632781
--------------------------------                      ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

Commerce at Neches
Jacksonville, Texas                                            75766
--------------------------------                       -----------------------
(Address of principal                                        (Zip Code)
executive office)

Registrant's telephone number, including area code:  (903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                     No
   -----                                     ----

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

Yes                                        No  X
    -----                                    -----

As of February 5, 2003, the latest practicable date, 2,738,569 shares of the registrant's common stock, $.01 par value, were issued and 1,761,824 shares were outstanding.

                 JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                    INDEX

PART I.             Financial Information
------------------------------------------------------------------------------
                                                                    Page
                                                                    ----
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of December 31, 2002
                    (Unaudited) and September 30, 2002                    3

                    Consolidated Statements of Earnings for the
                    Three Months Ended December 31, 2002
                    and 2001 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Three Months Ended December 31, 2002 and
                    2001 (Unaudited)                                      5

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Three Months Ended
                    December 31, 2002 (Unaudited)                         6

                    Notes to Consolidated Financial Statements            7

Item 2.             Management's Discussion and Analysis of              10
                    Financial Condition and Results of Operations for the Three Months Ended December 31, 2002

Item 3.             Quantitative and Qualitative Disclosures about
                    Market Risk                                          14

Item 4.             Controls and Procedures                              15

PART II.            Other Information
------------------------------------------------------------------------------

Item 1.             Legal Proceedings                                    16
Item 2.             Changes in Securities                                16
Item 3.             Defaults upon Senior Securities                      16
Item 4.             Submission of Matters to a Vote of Security Holders  16
Item 5.             Other Information                                    16
Item 6.             Exhibits and Reports on Form 8-K                     16
Signatures


                       Part I - Financial Information
                        Item 1., Financial Statements

                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (DOLLARS IN THOUSANDS)

                                                   December 31,  September 30,
                                                   ------------  -------------
                                                       2002          2002
                                                   ------------  -------------
                                                   (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $  4,607       $  3,957
  Interest-bearing deposits                              8,669         11,395
  Investment securities:
    Held-to-maturity, at cost                            5,546          8,006
    Available-for-sale, at estimated market value       37,619         29,208
  Mortgage-backed certificates:
    Held-to-maturity, at cost                           25,530         37,688
    Available-for-sale, at estimated market value       63,773         52,037
  Loans receivable, net                                266,394        265,091
  Accrued interest receivable                            2,788          2,929
  Foreclosed real estate, net                              285             87
  Premises and equipment, net                            5,671          5,361
  Stock in Federal Home Loan Bank of Dallas, at cost     3,192          3,168
  Investment in real estate at cost                      1,170          1,212
  Mortgage servicing rights                                661            652
  Goodwill and other intangibles, net                    3,471          3,515
  Other assets                                             968            944
                                                      --------       --------
        Total assets                                  $430,344       $425,250
                                                      ========       ========

LIABILITIES
  Deposits                                            $360,873       $353,896
  FHLB Advances                                         24,745         25,129
  Advances from borrowers for taxes and insurance          783          4,023
  Accrued expenses and other liabilities                 3,303          2,993
                                                      --------       --------
        Total liabilities                              389,704        386,041


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,738,569 shares issued;
    and 1,761,824 shares outstanding                        27             27
  Additional paid in capital                            23,452         23,428
  Retained earnings, substantially restricted           33,620         32,310
  Accumulated other comprehensive income, net of tax       455            377
  Less:
    Treasury shares, at cost (976,745 shares)          (16,015)       (16,015)
    Shares acquired by Employee Stock Ownership Plan      (899)          (918)
                                                      ---------      ---------
         Total stockholders' equity                     40,640         39,209
                                                      ---------      ---------
          Total liabilities and stockholders' equity  $430,344       $425,250
                                                      =========      =========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    Unaudited


                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                  ------------------
                                                   2002        2001
                                                  ------      ------
INTEREST INCOME
  Loans receivable                           $    5,346  $    5,307
  Mortgage-backed securities                      1,026       1,125
  Investment securities                             487         321
  Other                                              74          91
                                                  -----       -----
    Total interest income                         6,933       6,844

INTEREST EXPENSE
  Deposits                                        2,835       3,078
  Interest on borrowings                            345         574
                                                  -----       -----
      Total interest expense                      3,180       3,652
                                                  -----       -----
      Net interest income                         3,753       3,192

PROVISION FOR LOSSES ON LOANS                        30          23
                                                  -----       -----
  Net interest income after
    provision for losses on loans                 3,723       3,169

NONINTEREST INCOME
  Fees and deposit service charges                  633         578
  Real estate operations, net                        25           7
  Gain (loss) on sale of securities                  (8)          -
  Other                                              61          38
                                                  -----       -----
      Total noninterest income                      711         623

NONINTEREST EXPENSE
  Compensation and benefits                       1,296       1,220
  Occupancy and equipment                           283         221
  Amortization of intangibles                        44          29
  Insurance expense                                  32          27
  Other                                             400         387
                                                  -----       -----
      Total noninterest expense                   2,055       1,884

INCOME BEFORE TAXES ON INCOME                     2,379       1,908

TAXES ON INCOME                                     814         654
                                                  -----       -----
  Net earnings                               $    1,565  $    1,254
                                                  =====       =====
EARNINGS PER SHARE
  Basic                                      $      .93  $      .72
                                                  =====       =====
  Diluted                                    $      .86  $      .68
                                                  =====       =====

              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                               Unaudited
                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           ------------------
                                                            2002        2001
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 1,565       1,254
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                            150         175
      Amortization of intangibles                              44          29
      Amortization/Accretion of securities                     45           -
      Provision for losses on loans and real estate            30          23
      Loans originated for sale                            (9,795)     (8,730)
      Loans sold                                            9,795       8,730
      Loss(Gain) on sale of other real estate                   -           -
      Gain on sale of loans                                    (9)         10
      Accrual of MRP awards                                     -          14
      Release of ESOP shares                                   43          30
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable    141          35
        (Increase) decrease in prepaid expenses and
          other assets                                        (67)        420
        Increase (decrease) in accrued expenses and
          other liabilities                                   310         121
        Net cash provided by (used in) operating           -------     -------
            activities                                      2,252       2,111

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                       (23,385)    (14,948)
  Proceeds on maturity of investment securities            17,510       3,931
  Net principal payments (origination) on loans            (1,531)    (11,352)
  Proceeds from sale of foreclosed real estate                  -           -
  Purchase of mortgage-backed securities                  (25,305)    (25,327)
  Principal paydowns on mortgage-back securities           25,727       7,298
  Capital expenditures                                       (460)       (380)
  Purchase of stock in FHLB Dallas                            (24)       (486)
  Premium on acquisition of Carthage Branch                     -      (3,672)
  Investment in real estate                                    42         (79)
        Net cash (used in) provided by investing           -------    --------
            activities                                     (7,426)    (45,015)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                  6,977      51,324
  Net decrease in advances for taxes and insurance         (3,240)     (2,818)
  Dividends paid                                             (255)       (220)
  Advances from FHLB                                        5,000      16,500
  Payment on FHLB advance                                  (5,384)    (25,863)
  Proceeds from exercise of stock options                       -         128
  Purchase of Treasury stock                                    -        (631)
                                                           -------    --------
      Net cash provided by financing activities             3,098      38,420
                                                           -------    --------
      Net increase (decrease)in cash and cash equiv.       (2,076)     (4,484)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           15,352      13,639
                                                           -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  13,276    $  9,155
                                                           =======    ========

                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                          (DOLLARS IN THOUSANDS)
                                 Unaudited

                                                                    Total
                                                                Stockholders'
                                                                    Equity
                                                                -------------
Balance at September 30, 2002                                      $ 39,209

    Net earnings                                                      1,565
    Other comprehensive income - net change in
    unrealized gain on securities available for sale                     78
                                                                     ------
  Comprehensive income                                                1,643
  Accrual of ESOP compensation                                           43
  Cash dividends                                                       (255)
  Proceeds from stock options                                             -
  Treasury shares purchased                                               -

Balance at December 31, 2002                                       $ 40,640
                                                                   ========

                         JACKSONVILLE BANCORP, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
  The unaudited financial statements of Jacksonville Bancorp, Inc. ("Jacksonville" or the "Company")were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2002.

NOTE 2 - EARNINGS PER SHARE
  Basic earnings per share for the three month periods ended December 31, 2002 and 2001 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

  Following is a summary of shares used for calculating basic and diluted earnings per share:

                                        Three Months Ended
                                            December 31,

                                    2002                   2001
                                   ------                 ------
  Basic EPS - Average
   shares outstanding            1,688,459              1,751,304

  Effect of dilutive
    stock options                  122,339                 88,756
                                 ---------              ---------
  Diluted EPS - Average
    shares outstanding           1,810,798              1,840,060
                                 =========              =========

NOTE 3 - RECLASSIFICATION AND RESTATEMENT OF PREVIOUS STATEMENTS
  Certain items previously reported have been reclassified to conform with the current period's reporting format.

  Additionally, results for the quarter ended December 31, 2001 have been restated on a comparable basis to reflect, as of the date of the Carthage Branch acquisition, the adoption of SFAS No. 147, "Acquisition of Certain Financial Institutions." The effect of this restatement is to increase the net income by $25,000 and increase earnings per share by $.02 basic and $.01 diluted for the quarter ended December 31, 2001.

NOTE 4 -RECENT ACCOUNT PRONOUNCEMENTS

    SFAS No. 147, (Acquisitions of Certain Financial Institutions), was issued in October 2002. This statement requires acquisitions of financial institutions (except mutual institutions) to be accounted for in accordance with SFAS No. 141 and SFAS No. 72 and removes them from the scope of SFAS No,
142. Thus the requirement to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. It also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets (core base intangibles). Consequently, those intangibles assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company adopted this statement retroactive to the date of the Carthage, Texas branch purchase and ceased amortization of the previously recognized unidentifiable intangible asset considered to be goodwill. See note 3 regarding the restatement of information previously reported for the period ended December 31, 2001.

    The Financial Accounting Standards Board (FASB) issued Statement Number 141, "Business Combinations" (SFAS No. 141), and Statement Number 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. The Statements require that all business combinations be accounted for using the purchase method of accounting and prohibit use of the pooling-of-interests method. Intangible assets acquired in a business combination shall be recognized as an asset apart from goodwill (goodwill is measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed) if the assets arise from contractual or other legal rights. If an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged (regardless of whether there is an intent to do so). Goodwill will not be amortized but must be tested for impairment annually at the reporting unit level. The provision of the Statements applies to all combinations initiated after December 31, 2001. Management evaluated the provisions of these Statements which impact the accounting for future business combinations including the acquisition of the Carthage, Texas branch in November, 2001 and adopted statements 141 and 142 in the quarter ending December 31, 2001.

    In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has adopted the provisions of this statement in the year ended September 30, 2003 and does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

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

    This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company has adopted the provisions of this statement in the year ended September 30, 2003 and does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

                 Item 2., Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Discussion of Changes in Financial Condition from September 30, 2002 to December 31, 2002.

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

    At December 31, 2002, the assets of Jacksonville totaled $430.3 million compared to $425.3 million at September 30, 2002, an increase of $5.1 million. This increase was primarily due to an increase in investment securities of $6.0 million; an increase in loans receivable, net of $1.3 million; offset by a decrease in mortgage backed securities of $422,000 and a decrease in interest bearing deposits of $2.7 million.

    Cash on hand increased during the period ending December 31, 2002 to $4.6 million from the $4.0 million reported at September 30, 2002. Interest-bearing deposits decreased $2.7 million to $8.7 million during the period primarily from a reduction in deposits at Federal Home Loan Bank and other insured financial institutions.

    The investment securities portfolio, held-to-maturity, decreased during the period from a total of $8.0 million at September 30, 2002 to $5.5 million at December 31, 2002, while investment securities, available-for-sale, increased $8.4 million during the period. The $6.0 million net increase was primarily the result of purchases of investment securities maturities during the period net of maturities. The shift in the amount of investments classified as available-for-sale versus held-to-maturity reflects management's decision to classify new investment purchases as available-for-sale. This classification provides for the flexibility of disposing of these assets if market conditions dictate.

    Mortgage-backed securities, held-to-maturity, decreased from a total of $37.7 million at September 30, 2002 to $25.5 million at December 31, 2002. Mortgage backed securities, available-for-sale, increased $11.7 million during the period. Mortgage-backed securities, available-for-sale and held-to-maturity, decreased a net of $422,000 during the period primarily as a result of the purchase of mortgage-backed securities during the period net of
repayments.   The shift in the amount of mortgage-backed securities classified as available-for-sale versus held-to-maturity reflects management's decision to classify new mortgage-backed securities purchases as available-for-sale. This classification provides for the flexibility of disposing of these assets if market conditions dictate.

    Loans receivable, net increased by $1.3 million from $265.1 million at September 30, 2002, to $266.4 million at December 31, 2002. The increase was primarily funded from increases in deposits. For the three month period ended December 31, 2002, Jacksonville also originated $9.8 million in loans sold to the secondary market compared to $8.7 million for the three month period ended December 31, 2001. Of the total loans sold during the quarter ended December 31, 2002, $1.4 million were whole loan sales, servicing released, with the balance of $8.4 million sold with servicing retained.

    Accrued interest receivable decreased $141,000 to $2.8 million at December 31, 2002.

    Premises and equipment, net increased $310,000, during the period primarily as a result of the renovations at the Palestine, Texas branch and at the home office.

    Foreclosed real estate, net , increased from $87,000 at September 30, 2002 to $285,000 at December 31, 2002 primarily due to the foreclosure of three single family residences during the period.


    All remaining asset classifications for December 31, 2002 remained relatively comparable to those numbers disclosed at September 30, 2002.

    The Company's nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure totaled $1.3 million or .29% of assets, at December 31, 2002, compared to $781,000, or .26% of assets, at September 30, 2002. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                   December 31, 2002      September 30, 2002
                                   -----------------      ------------------
                                           (Dollars in thousands)
Mortgage Loans
   Single family residential             $664                     $407
   Multi-family residential                 -                        -
   Commercial                               -                        -
   Construction                             -                        -
   Land                                    74                      104
Business and Consumer Loans
   Commercial business                      -                        -
   Consumer                               228                      183
                                          ---                      ---
   Total nonperforming loans             $966                     $694
Real estate owned and other
 acquired assets, net                     285                       87
                                        -----                      ---
   Total non-performing assets         $1,251                     $781
                                        =====                      ===
Nonperforming loans to total
 loans                                    .36%                     .26%
   Total nonperforming assets
     to total assets                      .29%                     .18%


     At December 31, 2002, the accrued interest reserve for mortgage loans and non-mortgage loans for interest in excess of 90 days was $51,000 compared to $41,000 at September 30, 2002. During the three month period ended December 31, 2002, no interest income was actually recorded on any loans after they were placed on non-accrued status.

     At December 31, 2002 liabilities of the Company totaled $389.7 million compared to $386.0 million at September 30, 2002. Deposits grew $7.0 million for the period from $353.9 million to $360.9 million at December 31, 2002. FHLB advances decreased from $25.1 million to $24.7 million for the comparable periods.

     Advances from borrowers for taxes and insurance decreased from $4.0 million to $783,000 at December 31, 2002. This decrease is the result of the payment from customers' escrow accounts of all amounts due to taxing agencies for the year 2002, net of monthly escrow payments made by loan customers.

     Accrued expenses and other liabilities increased from $3.0 million at September 30, 2002 to $3.3 million at December 31, 2002.

     Stockholders' equity increased during the three month period ended December 31, 2002 by $1.4 million from $39.2 million to $40.6 million. Retained earnings increased from $32.3 million at September 30, 2002 to $33.6 million at December 31, 2002 primarily as a result of net income for the period less dividends.

     Shares acquired by the Employee Stock Ownership Plan decreased by $19,000 due to the release of ESOP shares during the period ended December 31 , 2002.

     Accumulated other comprehensive income, which reflects a net unrealized gain, net of tax, on investment and mortgage-backed securities, available for sale, increased from $377,000 at September 30, 2002 to $455,000 at December 31, 2002 which reflects a net increase in the market value of the securities during the period. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three months ended December 31, 2002 and 2001

     Net income for the three months ended December 31, 2002 totaled $1.6 million compared to $1.3 million for the same period in 2001. Results for the quarter ended December 31, 2001 have been restated on a comparable basis to reflect, as of the date of the Carthage Branch acquisition, the adoption of SFAS No. 147, "Acquisition of Certain Financial Institutions." The increase in net income of $311,000 was primarily due to a decrease in total interest expense of $472,000; offset by increases in non-interest expense of $171,000 and in federal income tax expense of $160,000.

     Total interest income increased by $89,000 to $6.9 million at December 31, 2002, a 1.3% increase from the quarter ended December 31, 2001 and noninterest income increased by $88,000 to $711,000 a 14.1% increase from the corresponding quarter in 2001.

Net Interest Income

     Total interest income increased by $89,000 to $6.9 million during the three months ended December 31, 2002 compared to the same period in the prior year. Interest income from loans receivable increased $39,000 due primarily to an increase in the average outstanding balance of loans during the period. Interest on mortgage-backed securities decreased $99,000 from $1.1 million for the quarter ended December 31, 2001, to $1.0 million for the quarter ended December 31, 2002 due primarily to a decrease in average portfolio balances for the comparable periods and a decrease in the yield on the mortgage-backed securities portfolio. Interest on investment securities increased $166,000 from $321,000 for the quarter ended December 31, 2001, to $487,000 at December 31, 2002 which is attributable to increased portfolio balances. Other interest income decreased from $91,000 for the three month period ended December 31, 2001 to $74,000 for the comparable period ended December 31, 2002. The decrease was primarily due to a reduction in interest received on interest bearing deposits in other banks.

     Total interest expense decreased by $472,000 for the three months ended December 31, 2002 compared to the same period in 2001. Interest on deposits decreased by $243,000 from $3.1 million for the three months ended December 31, 2001 to $2.8 million for December 31, 2002 primarily as a result of a decline in the average rate paid on deposit accounts.

Provisions for Losses on Loans

     The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision was increased by $7,000 from $23,000 during the quarter ended December 31, 2001 to $30,000 during the quarter ended December 31, 2002.

  The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                            Three Months Ended December 31,
                                            -------------------------------
                                               2002                  2001
                                            ---------              --------

Allowance at beginning of period              $1,292                $1,257

Provision for loan losses                         30                    22

Charge-offs:

    Consumer                                      (4)                   (9)

Recoveries                                         -                     -
                                               ------               -------
Net Charge-offs                                   (4)                   (9)
                                               ------               -------
Allowance at end of period                    $1,318                $1,270
                                               ------               -------
Allowance for loan losses to total
nonperforming loans at end of period             136%                  239%
                                               ------               -------
Allowance for loan losses to total loans
at end of period                                 .49%                  .49%
                                               ======               =======


Non-Interest Income

     Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. This income increased $88,000, or 14.1% from $623,000 for the three month period ended December 31, 2001 to $711,000 for the comparable period in 2002. The increase was primarily due to an increase in fees and deposit service charges of $55,000, or 9.5%, from $578,000 at December 31, 2001 to $633,000 at December 31, 2002; an increase of other non-interest income of $23,000 and an increase in real estate operations net of $18,000; offset by a loss of $8,000 on the sale of securities. The increase in fees and deposit service charges can be primarily attributed to an increase in the number of transaction accounts held at the Bank.
Non-Interest Expense

     Non-interest expense increased to $2.1 million at December 31, 2002 from $1.9 million for the quarter ended December 31, 2001. The increase was primarily due to an increase in compensation and benefits of $76,000; an increase of $62,000 in occupancy and equipment; an increase in amortization of intangible assets of $15,000 and an increase of $13,000 in other noninterest expense.

Taxes

     The provision for income tax amounted to $814,000 for the three months ended December 31, 2002 compared to $654,000 for the three months ended December 31, 2001. The increase reflects the increase in earnings for the period.

Liquidity

     The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 2002 the Bank's liquidity was $148.9 million with a liquidity ratio of 42.15%.

     The Company is subject to borrowing limitations with respect to the amount of advances it may receive from the Federal Home Loan Bank of Dallas. At December 31, 2002, outstanding borrowings from the Federal Home Loan Bank of Dallas totaled $24.7 million. The Company's borrowing limit with the Federal Home Loan Bank is $185.4 million and is based upon the amount of stock ownership and available collateral held by the Company. The Federal Home Loan Bank of Dallas is an important source of liquidity to the Company, and the ability to tap into that source is not without limits.

Regulatory Capital Requirements

     The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At December 31, 2002, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 7.81%, 14.19%, 14.76%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $16.3 million, $24.0 million, and $15.9 million, respectively.

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

     The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at December 31, 2002, would result in a 2.12% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 5.51% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

     At December 31, 2002, the Bank was within the Bank's policy limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated decrease in the market value of portfolio equity of 18.29% at December 31, 2002, compared to a 40.65% decrease in the market value of portfolio equity at December 31, 2001. The Bank's policy limit for a 200 basis point increase in interest rates is currently set at 50%.

     At December 31, 2002 the Bank had $37.6 million in available-for-sale investments and $63.8 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio's and is aware that it can take steps to sell the securities to go to shorter term investments should market conditions dictate.

                      Item 4. Controls and Procedures

     Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  99.1 Certification of Chief Executive Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
               99.2 Certification of Chief Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b) Form 8-K dated November 07, 2002 - Announces Annual Earnings Form 8-K dated December 11, 2002 - Declaration of Dividends

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Jacksonville Bancorp, Inc.


DATE:   February 5, 2003           By:  /s/ Jerry Chancellor
                                        ----------------------------
                                        Jerry Chancellor, President


DATE:   February 5, 2003           By:  /s/ Bill Taylor
                                        ----------------------------
                                        Bill W. Taylor
                                        Exec. Vice President
                                        Chief Financial Officer


SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Jerry M. Chancellor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jacksonville Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     February 5, 2003
                                   /s/ Jerry M. Chancellor
                                   -----------------------
                                   Jerry M. Chancellor
                                   President

SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Bill W. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jacksonville Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     February 5, 2003

                                   /s/ Bill W. Taylor
                                   ---------------------------
                                   Bill W. Taylor
                                   Executive Vice President and
                                   Chief Financial Officer