Form 10-Q
period 2003-03-31
JACKSONVILLE BANCORP INC
filed 2003-05-14
CIK 1005507

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                              ---------------------------------------------

                               or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ---------------------

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

Yes  X                                     No
    ---                                       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                                        No  X
    ---                                       ---

As of May 12, 2003, the latest practicable date, 2,771,721 shares of the registrant's common stock, $.01 par value, were issued and 1,794,976 shares were outstanding.




              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                 INDEX
                                 ------

PART I.                 Financial Information
------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Item 1.       Financial Statements

              Consolidated Statements of Financial
              Condition as of March 31, 2003
              (Unaudited)and September 30, 2002(Audited)                    3

              Consolidated Statements of Earnings for the
              Six and Three Months Ended March 31, 2003
              and 2002 (Unaudited)                                          4

              Consolidated Statements of Cash Flows for
              the Six Months Ended March 31, 2003 and
              2002 (Unaudited)                                              5

              Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months Ended
              March 31, 2003 (Unaudited)                                    6

              Notes to Consolidated Financial Statements                    7

Item 2.       Management's Discussion and Analysis of                      10
              Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2003

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk                                                  16

Item 4.       Controls and Procedures                                      17


PART II.      Other Information
------------------------------------------------------------------------------

Item 1.       Legal Proceedings                                            18
Item 2.       Changes in Securities                                        18
Item 3.       Defaults upon Senior Securities                              18
Item 4.       Submission of Matters to a Vote of Security Holders          18
Item 5.       Other Information                                            18
Item 6.       Exhibits and Reports on Form 8-K                             19
Signatures



                    Part I - Financial Information
                    Item 1., Financial Statements

             JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (DOLLARS IN THOUSANDS)


                                                         March 31,    September 30,
                                                        -----------   -------------
                                                           2003            2002
                                                        -----------   -------------
                                                        (Unaudited)     (Audited)
ASSETS

  Cash on hand and in banks                           $       4,511  $       3,957
  Interest-bearing deposits                                  12,149         11,395
  Investment securities:
    Held-to-maturity, at cost                                 3,515          8,006
    Available-for-sale, at estimated market value            52,694         29,208
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                14,321         37,688
    Available-for-sale, at estimated market value            70,789         52,037
  Loans receivable, net                                     269,625        265,091
  Accrued interest receivable                                 2,758          2,929
  Foreclosed real estate, net                                   512             87
  Premises and equipment, net                                 5,772          5,361
  Stock in Federal Home Loan Bank of Dallas, at cost          3,214          3,168
  Investment in real estate at cost                           1,152          1,212
  Mortgage servicing rights                                     654            652
  Goodwill and other intangible assets, net                   3,428          3,515
  Other assets                                                  979            944
                                                      -------------  -------------
        Total assets                                  $     446,073  $     425,250
                                                      =============  =============


LIABILITIES
  Deposits                                            $     374,243  $     353,896
  FHLB Advances                                              24,356         25,129
  Advances from borrowers for taxes and insurance             2,124          4,023
  Accrued expenses and other liabilities                      2,933          2,993
                                                      -------------  -------------
        Total liabilities                                   403,656        386,041


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,771,721 and 2,738,569
    shares issued; and 1,794,976 and 1,761,824
    shares outstanding at March 31, 2003 and
    September 30, 2002, respectively                             28             27
    Additional paid in capital                               23,829         23,428
    Retained earnings, substantially restricted              34,858         32,310
    Accumulated other comprehensive income, net of tax          596            377
  Less:
    Treasury shares, at cost (976,745 shares)               (16,015)       (16,015)
    Shares acquired by Employee Stock Ownership Plan           (879)          (918)
                                                      -------------  -------------

        Total stockholders' equity                           42,417         39,209
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     446,073  $     425,250
                                                      =============  =============

              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               Unaudited


                                           Six Months Ended       Three Months Ended
                                               March 31,               March 31,
                                          -------------------     -------------------
                                            2003       2002         2003       2002
                                          --------   --------     --------   --------
INTEREST INCOME
  Loans receivable                        $ 10,566   $ 10,865     $  5,220   $  5,558
  Mortgage-backed securities                 1,908      2,244          882      1,119
  Investment securities                        962        691          475        370
  Other                                        124        163           50         72
                                          --------   --------     --------   --------
    Total interest income                   13,560     13,963        6,627      7,119

INTEREST EXPENSE
  Deposits                                   5,425      6,087        2,590      3,009
  Other                                        675      1,075          330        501
                                          --------   --------     --------   --------
      Total interest expense                 6,100      7,162        2,920      3,510
                                          --------   --------     --------   --------
      Net interest income                    7,460      6,801        3,707      3,609

PROVISION FOR LOSSES ON LOANS                   72         48           42         25
                                          --------   --------     --------   --------
  Net interest income after
    provision for losses on loans            7,388      6,753        3,665      3,584

NONINTEREST INCOME
  Fees and deposit service charges           1,260      1,173          627        595
  Real estate operations, net                   43         48           18         41
  Gain on sale of investment securities         (9)         -            -          -
  Other                                        140        144           78        106
                                          --------   --------     --------   --------
    Total noninterest income                 1,434      1,365          723        742

NONINTEREST EXPENSE
  Compensation and benefits                  2,577      2,387        1,282      1,167
  Occupancy and equipment                      534        513          251        292
  Insurance expense                             64         55           31         28
  Amortization of intangible assets             86         72           43         43
  Other                                        901        880          500        493
                                          --------   --------     --------   --------
      Total noninterest expense              4,162      3,907        2,107      2,023

INCOME BEFORE TAXES ON INCOME                4,660      4,211        2,281      2,303

TAXES ON INCOME                              1,598      1,450          784        796
                                          --------   --------     --------   --------

  Net earnings                            $  3,062   $  2,761     $  1,497   $  1,507
                                          ========   ========     ========   ========

EARNINGS PER SHARE
  Basic                                   $   1.81   $   1.59     $    .88   $    .87
                                          ========   ========     ========   ========

  Diluted                                 $   1.69   $   1.51     $    .82   $    .83
                                          ========   ========     ========   ========


                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)
                                 Unaudited


                                                             Six Months      Six Months
                                                               Ended           Ended
                                                              March 31,       March 31,
                                                                2003            2002
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    3,062      $    2,698
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  268             279
     Amortization of intangibles                                    86              72
     Amortization / Accretion of securities                         95               -
     Provision for losses on loans and real estate                  72              48
     Loans originated for sale                                 (18,789)        (17,753)
     Loans sold                                                 18,789          17,753
     Loss (Gain) on sale of other real estate                      (57)            (14)
     Loss (Gain) on loans sold                                      (2)             (2)
     Accrual of MRP awards                                           -              14
     Release of ESOP shares                                         88              64
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable          171            (250)
       (Increase) decrease in prepaid expenses and
         other assets                                             (119)         (3,288)
       Increase (decrease) in accrued expenses and
        other liabilities                                          (60)            221
                                                            -----------     -----------
         Net cash provided by (used in)
          operating activities                                   3,604            (158)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                             26,586         (19,986)
  Proceeds on maturity of investment securities                (45,371)          9,497
  Net principal payments (origination) on loans                 (5,169)        (14,377)
  Proceeds from sale of foreclosed real estate                     195              34
  Purchase of mortgage-backed securities                       (38,065)        (35,148)
  Principal paydowns on mortgage-backed securities              42,680          14,818
  Capital expenditures                                            (679)           (542)
  Purchase of stock in FHLB Dallas                                 (46)           (509)
  Investment in real estate                                         60             (64)
                                                            -----------     -----------
         Net cash used in investing activities                 (19,809)        (46,277)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      20,347          61,178
  Net decrease in advances for taxes and insurance              (1,899)         (2,016)
  Dividends paid                                                  (514)           (432)
  Advances from FHLB                                             5,000          22,500
  Payment of FHLB advances                                      (5,773)        (34,229)
  Proceeds from exercise of stock options                          352             254
  Purchase of Treasury stock                                         -          (1,977)
                                                            -----------     -----------
         Net cash provided by (used in) financing
           activities                                           17,513          45,278
                                                            -----------     -----------
        Net increase (decrease)in cash and cash equiv.           1,308          (1,157)
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                15,352          13,639
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   16,660      $   12,482
                                                            ===========     ===========


              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED March 31, 2003
                        (DOLLARS IN THOUSANDS)
                               Unaudited

                                                                     Total
                                                                  Stockholders'
                                                                     Equity
                                                                  -------------
Balance at September 30, 2002                                        $ 39,209

    Net earnings                                         3,062
    Other comprehensive income - net change in
    unrealized gain on securities available for sale       220
                                                       -------
  Comprehensive income                                                  3,282
  Accrual of ESOP compensation                                             88
  Cash dividends                                                         (514)
  Proceeds from stock options                                             352
  Treasury shares purchased                                                 -

Balance at March 31, 2003                                            $ 42,417
                                                                     ========




















                        JACKSONVILLE BANCORP, INC.
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
      The unaudited financial statements of Jacksonville Bancorp, Inc. ("Jacksonville" or the "Company")were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2002.

NOTE 2 - EARNINGS PER SHARE
      Basic earnings per share for the six and three month periods ended March 31,2003 and 2002 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

      Following is a summary of shares used for calculating basic and diluted earnings per share:

                                Six Months Ended         Three Months Ended
                                    March 31,                 March 31,
                               2003         2002         2003         2002
                            ---------    ---------    ---------    ---------
  Basic EPS - Average
   shares outstanding       1,695,602    1,738,208    1,702,855    1,726,979

  Effect of dilutive
   stock options              120,297       87,763      118,060       86,774
                            ---------    ---------    ---------    ---------

  Diluted EPS - Average
   shares outstanding       1,815,899    1,825,971    1,820,915    1,813,753
                            =========    =========    =========    =========

NOTE 3 - RECLASSIFICATION OF PREVIOUS STATEMENTS
      Certain items previously reported have been reclassified to conform with the current period's reporting format.

      Additionally, results for the three and six month periods ended March 31,2002 have been restated on a comparable basis to reflect, as of the date of the Carthage Branch acquisition, the adoption of SFAS No. 147, "Acquisition of Certain Financial Institutions." The effect of this restatement is to increase the net income by $38,000 and increase earnings per share by $.02 basic and $.02 diluted for the quarter ended March 31,2002. For the six months ended March 31, 2002, the effect of this restatement is to increase the net income by $63,000 and increase earnings per share by $.04 basic and $.03 diluted.

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

      In December 2002, the FASB issued Statement No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently evaluating the provisions of this Statement and its impact on financial condition and results of operation. Currently, management does not believe that adopting this statement will have a material impact on its financial condition or results of operations.
















               Item 2., Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Discussion of Changes in Financial Condition from September 30, 2002 to March 31, 2003.

      Jacksonville Bancorp, Inc., is the indirect parent holding company of Jacksonville Savings Bank, the Company's principal subsidiary. Jacksonville Bancorp, Inc., became the holding company of Jacksonville Savings Bank as part of a second step conversion to stock form in 1996. Jacksonville Savings Bank is directly held by Jacksonville IHC, Inc., (established as the holding company for Jacksonville Savings Bank in 1997) which is in turn wholly owned by Jacksonville Bancorp Inc. Jacksonville IHC, Inc., was formed in order to minimize Company taxes that must be paid based upon Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville Savings Bank, Jacksonville IHC's only other business activity was to loan funds to Jacksonville's Employee Stock Ownership Plan. Jacksonville Savings Bank currently owns 100% of the capital stock of JS&L Corporation ("JS&L"), established in 1979. JS&L is used as a diversification vehicle by the Company. Its main activity has been the servicing of purchased residential first and second lien notes and real estate development.

      At March 31, 2003, the assets of Jacksonville totaled $446.1 million compared to $425.3 million at September 30, 2002, an increase of $20.8 million. This increase was primarily due to an increase in investment securities of $19.0 million; an increase in loans receivable, net of $4.5 million; offset by a decrease in mortgage backed securities of $4.6 million.

      Cash on hand increased during the period ending March 31, 2003 to $4.5 million from the $4.0 million reported at September 30, 2002. Interest-bearing deposits increased $754,000 to $12.1 million during the period primarily due to an increase in deposits at the Federal Home Loan Bank and other insured financial institutions.

      The investment securities portfolio, held-to-maturity, decreased during the period from a total of $8.0 million at September 30, 2002 to $3.5 million at March 31, 2003, while investment securities available-for-sale, increased $23.5 million during the period. The $19.0 million net increase was primarily the result of purchases of investment securities during the period net of maturities. The shift in the amount of investments classified as available-for-sale versus held-to-maturity reflects management's decision to classify new investment purchases as available-for-sale. This classification provides management with more flexibility to manage these assets as market conditions dictate.

      Mortgage-backed securities, held-to-maturity, decreased from a total of $37.7 million at September 30, 2002 to $14.3 million at March 31, 2003. Mortgage backed securities, available-for-sale, increased $18.8 million during the period. Mortgage-backed securities, available-for-sale and held-to-maturity, decreased a net of $4.6 million during the period primarily as a result of the purchase of mortgage-backed securities during the period net of
repayments.   The shift in the amount of mortgage-backed securities classified as available-for-sale versus held-to-maturity reflects management's decision to classify new mortgage-backed securities purchases as available-for-sale. This classification provides management with more flexibility to manage these assets as market conditions dictate.

      Loans receivable, net increased by $4.5 million from $265.1 million at September 30, 2002, to $269.6 million at March 31, 2003. The increase was primarily funded from increases in deposits. For the six month period ended March 31, 2003, Jacksonville also originated $18.8 million in loans sold to the secondary market compared to $17.8 million for the six month period ended March 31, 2002. Of the total loans sold during the six months ended March 31, 2003, $3.3 million were whole loan sales, servicing released, with the balance of $15.5 million sold with servicing retained.

      Accrued interest receivable decreased $171,000 to $2.8 million at March 31, 2003.

      Foreclosed real estate, net , increased from $87,000 at September 30, 2002 to $512,000 at March 31, 2003 primarily due to the foreclosure during the period of a commercial office building with an acquisition value of $319,000.

      Premises and equipment, net increased $411,000, during the period primarily as a result of the renovations at the Palestine, Texas branch and at the home office.

      Investment in real estate at cost, decreased $60,000 during the period primarily as a result of the sale of three lots in the Hallsville subdivision. Goodwill and other intangible assets decreased $87,000 primarily as a result of the amortization of the core base intangible resulting from the Carthage, Texas branch acquisition.

      All remaining asset classifications for March 31, 2003 remained relatively comparable to those numbers disclosed at September 30, 2002.

      The Company's nonperforming assets, which primarily consist of non-accrual loans, real estate and other assets acquired through foreclosure totaled $1.4 million or .32% of assets, at March 31, 2003, compared to $781,000, or .26% of assets, at September 30, 2002. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                       March 31, 2003        September 30, 2002
                                       --------------        ------------------
                                              (Dollars in thousands)
Mortgage Loans
  Single family residential                 $588                     $407
  Multi-family residential                     -                        -
  Commercial                                   -                        -
  Construction                                 -                        -
  Land                                        32                      104
Business and Consumer Loans
  Commercial business                          -                        -
  Consumer                                   220                      183
                                             ---                      ---
  Total nonperforming loans                 $840                     $694

Real estate owned and other
   acquired assets, net                      584                       87
                                           -----                      ---
  Total non-performing assets             $1,424                     $781
                                           =====                      ===
Nonperforming loans to total
   loans                                     .31%                     .26%
  Total nonperforming assets
     to total assets                         .32%                     .18%


      At March 31, 2003, the accrued interest reserve for mortgage loans and non-mortgage loans for interest in excess of 90 days was $59,000 compared to $41,000 at September 30, 2002. During the six month period ended March 31, 2003, no interest income was actually recorded on any loans after they were placed on non-accrued status.

      At March 31, 2003, liabilities of the Company totaled $403.7 million compared to $386.0 million at September 30, 2002. Deposits grew $20.3 million for the period from $353.9 million to $374.2 million at March 31, 2003. FHLB advances decreased from $25.1 million at September 30, 2002 to $24.4 million at March 31, 2003.

      Advances from borrowers for taxes and insurance decreased from $4.0 million to $2.1 million at March 31, 2003. This decrease is the result of the payment from customers' escrow accounts of all amounts due to taxing agencies for the year 2002, net of monthly escrow payments made by loan customers.

      Accrued expenses and other liabilities decreased $60,000 during the period.

      Stockholders' equity increased during the six month period ended March 31, 2003 by $3.2 million from $39.2 million to $42.4 million. Common stock and paid in capital increased a total of $402,000 during the period. This increase was primarily a result of the receipt of $352,000 in proceeds from the exercise of stock options during the period and a $50,000 increase in paid in capital due to reflecting the change in the cost and current market value of the ESOP shares released during the period. Retained earnings increased from $32.3 million at September 30, 2002 to $34.9 million at March 31, 2003 primarily as a result of net income for the period less dividends.

     Shares acquired by the Employee Stock Ownership Plan decreased by $39,000 due to payments made on the ESOP loan during the period.

     Accumulated other comprehensive income, which reflects a net unrealized gain, net of tax, on investment and mortgage-backed securities, available for sale, increased from $377,000 at September 30, 2002 to $596,000 at March 31, 2003 which reflects a net increase in the market value of the securities during the period. These gains were based on "marked-to-market" values of the portfolios at the respective periods in accordance with FASB 115.



Comparison of Operating Results for the three and six months ended March 31, 2003 and 2002.

     Net earnings for the three months ended March 31, 2003 totaled $1.5 million compared to $1.5 million for the same period in 2002. Net interest income after provision for losses on loans increased $81,000 from the prior period. Non-interest income decreased $19,000 from $742,000 for the quarter ended March 31, 2002 to $723,000 for the March 31, 2003 quarter. Non-interest expense increased from $2.0 million for the quarter ended March 31, 2002 to $2.1 million for the March 31, 2003 period. Federal income taxes decreased $12,000 from $796,000 for the three months ended March 31, 2002 to $784,000 for the current quarter.

     Net earnings for the six months ended March 31, 2003 equaled $3.1 million compared to $2.8 million for the same period in 2002, an increase of 10.9%. Net interest income after provision for losses on loans increased $635,000 from $6.8 million at March 31, 2002 to $7.4 million at March 31, 2003. Non-interest income totaled $1.4 million for the six months ended March

31, 2002 compared to $1.4 million for the comparable period ended March 31, 2003. Non-interest expenses increased from $3.9 million to $4.2 million for the comparable periods.

Net Interest Income

     Total interest income decreased by $492,000 to $6.6 million for the three months ended March 31, 2003 compared to the same period in the prior year. Interest income from loans receivable decreased $338,000 due primarily to a decrease in the average interest rate of loans in the comparative periods. Interest on mortgage-backed securities decreased $237,000 from $1.1 million for the quarter ended March 31, 2002 to $882,000 for the quarter ended March 31, 2003 due primarily to a decrease in the yield on the mortgage backed securities portfolio. Interest on investment securities increased $105,000 from $370,000 for the quarter ended March 31, 2002 to $475,000 for the period ended March 31, 2003 which is attributable to an increased investment portfolio balance. Other interest income decreased from $72,000 for the three month period ended March 31, 2002 to $50,000 for the comparable period ended March 31, 2003. The decrease was primarily due to a reduction in interest received on interest bearing deposits in the Federal Home Loan Bank and other banks.

     Total interest expense decreased by $590,000 for the three months ended March 31, 2003 compared to the same period in 2002. Interest on deposits decreased from $3.0 million for the three months ended March 31, 2002 to $2.6 million for the March 31, 2002 quarter, a 13.9% decrease. Interest on FHLB advances decreased $171,000 for the comparable periods.

     For the six months ended March 31, 2003, net interest income after provision for loan losses increased by $635,000 to $7.4 million, a 9.4% increase from the comparable period ended March 31, 2002. Total interest income for the six month period ended March 31, 2003 was $13.6 million compared to $14.0 million at March 31, 2002. Total interest expense decreased to $6.1 million from $7.2 million for the comparable periods.

Provisions for Losses on Loans

     The provisions for losses on loans are the result of management's decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company's market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision for the three month period ended March 31, 2003 was increased by $17,000 to $42,000 compared to $25,000
for the quarter ended March 31, 2002.   For the six month period ended March
31, 2003 the provision was $72,000 compared to $48,000 for the comparable period in 2002.














     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                  Six Months Ended        Three Months Ended
                                      March 31,                March 31,
                                  2003         2002        2003        2002
                                  ----         ----        ----        ----

Allowance at beginning
of period                        $1,291       $1,257      $1,318      $1,270

Provision for loan
losses                               72           48          42          25

Charge-offs:

   Consumer                         (19)         (31)        (15)        (21)

   Commercial business                -            -           -           -

Recoveries                            1            2           -           2
                                 ------       ------      ------      ------

Net Charge-offs                     (18)         (29)        (15)        (19)
                                 ------       ------      ------      ------

Allowance at end of
period                           $1,345       $1,276      $1,345      $1,276
                                 ======       ======      ======      ======

Allowance for loan
losses to total
nonperforming loans at
end of period                       160%         205%        160%        250%
                                 ------       ------      ------      ------

Allowance for loan
losses to toal loans at
end of period                       .50%         .49%        .50%        .49%
                                 ======       ======      ======      ======


Non-Interest Income

      Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. Non-interest income decreased $19,000 from $742,000 for the three month period ended March 31, 2003 to $723,000 from the comparable period in 2002. The decrease was primarily due to an increase in fees and deposit service charges of $32,000; offset by a decrease of $23,000 in real estate operations, net and a decrease in other non-interest income of $28,000. The decrease in real estate operations, net was primarily due to the expenses incurred with the increased level of foreclosed real estate.

      For the six month period, non-interest income increased from $1.37 million at March 31, 2002 to $1.43 million at March 31, 2003 primarily due to an increase in fees and deposit service charges of $87,000; offset by a decrease in real estate operations, net of $5,000, a decrease in gain on sale of investment securities of $9,000 and a decline in other non-interest income of $4,000.

Non-Interest Expense

      Non-interest expense increased to $2.1 million for the quarter ended March 31, 2003 from $2.0 million for the quarter ended March 31, 2002. The increase was primarily due to an increase in compensation and benefits of $115,000; offset by a decrease of $41,000 in occupancy and equipment.

      Non-interest expense increased by $255,000 for the six month period from $3.9 million at March 31, 2002 to $4.2 million at March 31, 2003. This increase was primarily due to an increase in compensation and benefits of $190,000; an increase of $21,000 in occupancy and equipment, an increase in insurance expense of $9,000, an increase in the amortization of intangible assets of $14,000 and an increase in other non-interest expense of $21,000.

Taxes

      The provision for income tax amounted to $784,000 and $1.6 million for the three and six months ended March 31, 2003 respectively, compared to $796,000 and $1.5 million for the three and six months ended March 31, 2002, respectively.

Liquidity

      The State of Texas regulations require the Company's wholly owned subsidiary, Jacksonville Savings Bank, SSB ("the Bank") to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended March 31, 2003 the Bank's liquidity was $161.2 million with a liquidity ratio of 44.0%.

      The Company is subject to borrowing limitations with respect to the amount of advances it may receive from the Federal Home Loan Bank of Dallas. At March 31, 2003, outstanding borrowings from the Federal Home Loan Bank of Dallas totaled $24.4 million. The Company's borrowing limit with the Federal Home Loan Bank is $208.9 million and is based upon the amount of stock ownership and available collateral held by the Company. The Federal Home Loan Bank of Dallas is an important source of liquidity to the Company, and the ability to tap into that source is not without limits.

Regulatory Capital Requirements

      The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At March 31, 2003, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 8.01%, 15.06%, 15.64%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $17.6 million, $25.8 million, and $17.8 million, respectively.

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

     The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at March 31, 2003, would result in a 3.7% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 6.3% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank's net interest income to gradual and/or modest changes in interest rates is relatively small.

      At March 31, 2003, the Bank was within the Bank's policy limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated decrease in the market value of portfolio equity of 17.7% at March 31, 2003, compared to a 41.5% decrease in the market value of portfolio equity at March 31, 2002. A 200 basis point decrease in interest rates would result in an estimated increase in the market value of portfolio equity of 2.3% at March 31, 2003, compared to a 3.2% increase in the market value of portfolio equity at March 31, 2002. The Bank's policy limit for a 200 basis point increase in interest rates is currently set at 50%.

      At March 31, 2003 the Bank had $52.7 million in available-for-sale investments and $70.8 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio's and is aware that it can take steps to sell the securities to go to shorter term investments should market conditions dictate.


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

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on February 18, 2003 at 10:00 A.M.

     (b)  Not Applicable

     (c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,761,824 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

          (1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified - Jerry Chancellor received votes for 1,534,205; withheld 64,551; abstain 0; and not voted 163,068. Bill Taylor received votes for 1,534,205; withheld 64,551; abstain 0; and not voted 163,068. Joe Tollett received votes for 1,582,024; withheld 16,732; abstain 0; and not voted 163,068.


          (2) Proposal to ratify the appointment by the Board of Directors of Henry & Peters, P.C., as the Company's independent auditors for the fiscal year ending September 30, 2003; received votes for 1,598,704; with 0 against; 52 abstaining and not voting 163,068.

     (d)  Not Applicable


ITEM 5.   OTHER INFORMATION

          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
          99.1   Certification of Chief Executive Officer Pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
          99.2   Certification of Chief Financial Officer Pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
     (b) 8K dated January 14, 2003 - Announces Death of Chairman of the Board 8K dated January 16, 2003 - Announces First Quarter Earnings
          8K dated February 18,2003 - Announces Selection of New Director
          8K dated March 11, 2003   - Announces Declaration of Cash Dividend
































                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Jacksonville Bancorp, Inc.


DATE: May 12, 2003              By: /s/Jerry Chancellor
                                    ------------------------------------
                                    Jerry Chancellor, President and
                                        Chief Executive Officer


DATE: May 12, 2003              By: /s/Bill W. Taylor
                                    ------------------------------------
                                    Bill W. Taylor
                                    Exec. Vice President and
                                    Chief Financial Officer


















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


Date:     May 12, 2003             /s/ Jerry M. Chancellor
                                   -------------------------------------
                                   Jerry M. Chancellor
                                   President and Chief Executive Officer



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


Date:     May 12, 2003             /s/ Bill W. Taylor
                                   -------------------------------------
                                   Bill W. Taylor
                                   Executive Vice President and
                                   Chief Financial Officer