Form 10-Q
period 2003-06-30
JACKSONVILLE BANCORP INC
filed 2003-08-13
CIK 1005507

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 0-28070

Jacksonville Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2632781

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Commerce at Neches
Jacksonville, Texas	75766

(Address of principal	(Zip Code)
executive office)

Registrant’s telephone number, including area code:(903) 586-9861

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ______	No X

As of August 11, 2003, the latest practicable date, 2,774,710 shares of the registrant’s common stock, $.01 par value, were issued and 1,797,965 shares were outstanding.

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

Part I — Financial Information
Item 1., Financial Statements

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	June 30,	September 30,

	2003	2002

ASSETS	(Unaudited)	(Audited)
Cash on hand and in banks	$4,075	$3,957
Interest-bearing deposits	15,969	11,395
Investment securities:
Held-to-maturity, at cost	2,516	8,006
Available-for-sale, at estimated market value	46,560	29,208
Mortgage-backed certificates:
Held-to-maturity, at cost	9,883	37,688
Available-for-sale, at estimated market value	94,770	52,037
Loans receivable, net	279,055	265,091
Accrued interest receivable	3,070	2,929
Foreclosed real estate, net	685	87
Premises and equipment, net	5,692	5,361
Stock in Federal Home Loan Bank of Dallas, at cost	3,234	3,168
Investment in real estate at cost	1,118	1,212
Mortgage servicing rights	674	652
Goodwill and other intangible assets, net	3,385	3,515
Other assets	1,061	944

Total assets	$471,747	$425,250

LIABILITIES
Deposits	$385,722	$353,896
FHLB Advances	34,510	25,129
Advances from borrowers for taxes and insurance	3,703	4,023
Accrued expenses and other liabilities	3,886	2,993

Total liabilities	427,821	386,041
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 25,000,000 shares authorized; 2,774,710 and 2,738,569 shares issued; and 1,797,965 and 1,761,824 shares outstanding at June 30, 2003 and September 30, 2002, respectively	28	27
Additional paid in capital	23,878	23,428
Retained earnings, substantially restricted	36,164	32,310
Accumulated other comprehensive income, net of tax	731	377
Less:
Treasury shares, at cost (976,745 shares)	(16,015)	(16,015)
Shares acquired by Employee Stock Ownership Plan	(860)	(918)

Total stockholders’ equity	43,926	39,209

Total liabilities and stockholders’ equity	$471,747	$425,250

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Unaudited

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Loans receivable	$15,766	$16,281	$5,200	$5,416
Mortgage-backed securities	2,710	3,363	802	1,119
Investment securities	1,565	1,105	602	414
Other	174	233	51	70

Total interest income	20,215	20,982	6,655	7,019
INTEREST EXPENSE
Deposits	7,979	8,991	2,554	2,904
Other	995	1,511	320	436

Total interest expense	8,974	10,502	2,874	3,340

Net interest income	11,241	10,480	3,781	3,679
PROVISION FOR LOSSES ON LOANS	117	74	45	26

Net interest income after provision for losses on loans	11,124	10,406	3,736	3,653
NONINTEREST INCOME
Fees and deposit service charges	1,956	1,740	697	567
Real estate operations, net	54	52	11	4
Gain (loss) on sale of investment securities	(9)	—	(1)	—
Other	210	176	69	32

Total noninterest income	2,211	1,968	776	603
NONINTEREST EXPENSE
Compensation and benefits	3,900	3,569	1,323	1,182
Occupancy and equipment	790	724	256	211
Insurance expense	95	84	30	29
Amortization of intangible assets	130	115	43	43
Other	1,393	1,326	493	446

Total noninterest expense	6,308	5,818	2,145	1,911
INCOME BEFORE TAXES ON INCOME	7,027	6,556	2,367	2,345
TAXES ON INCOME	2,399	2,261	801	811

Net earnings	$4,628	$4,295	$1,566	$1,534

EARNINGS PER SHARE
Basic	$2.71	$2.49	$.91	$.90

Diluted	$2.54	$2.37	$.85	$.85

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,628	$4,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	406	373
Amortization of intangibles	130	115
Amortization / Accretion of securities	146	2
Provision for losses on loans and real estate	117	74
Loans originated for sale	(28,782)	(27,179)
Loans sold	28,782	27,179
Loss (Gain) on sale of other real estate	(73)	(15)
Gain on sale of investment real estate	(69)	—
Loss (Gain) on loans sold	(22)	(12)
Loss (Gain) on sale of securities	9	—
Accrual of MRP awards	—	14
Release of ESOP shares	135	102
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(141)	(175)
(Increase) decrease in prepaid expenses and other assets	(117)	(3,282)
Increase (decrease) in accrued expenses and other liabilities	893	839

Net cash provided by (used in) operating activities	6,042	2,330
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(52,840)	(31,472)
Proceeds on maturity of investment securities	41,178	21,425
Net principal payments (origination) on loans	(14,804)	(17,115)
Proceeds from sale of foreclosed real estate	198	34
Purchase of mortgage-backed securities	(71,491)	(50,689)
Principal paydowns on mortgage-backed securities	56,563	28,863
Capital expenditures	(737)	(862)
Purchase of stock in FHLB Dallas	(66)	(532)
Investment in real estate	—	(39)
Proceeds from sale of investment real estate	163	—

Net cash used in investing activities	(41,836)	(50,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,826	72,882
Net decrease in advances for taxes and insurance	(320)	(1,068)
Dividends paid	(774)	(645)
Advances from FHLB	15,550	31,000
Payment of FHLB advances	(6,169)	(48,601)
Proceeds from exercise of stock options	373	312
Purchase of Treasury stock	0	(1,977)

Net cash provided by (used in) financing activities	40,486	51,903

Net increase (decrease) in cash and cash equiv.	4,692	3,846

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,352	13,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,044	$17,485

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2003
(DOLLARS IN THOUSANDS)
Unaudited

		Total
		Stockholders'
		Equity

Balance at September 30, 2002		$39,209
Net earnings	4,628
Other comprehensive income — net change in unrealized gain on securities available for sale	355

Comprehensive income		4,983
Accrual of ESOP compensation		135
Cash dividends		(774)
Proceeds from stock options		373
Treasury shares purchased		—
Balance at June 30, 2003		$43,926

JACKSONVILLE BANCORP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     The unaudited financial statements of Jacksonville Bancorp, Inc. (“Jacksonville” or the “Company”)were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2002.

NOTE 2 — EARNINGS PER SHARE

     Basic earnings per share for the nine and three month periods ended June 30,2003 and 2002 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

     Following is a summary of shares used for calculating basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Basic EPS — Average shares outstanding	1,705,995	1,723,528	1,726,780	1,698,484
Effect of dilutive stock options	116,805	91,706	109,252	107,351

Diluted EPS — Average shares outstanding	1,822,800	1,815,234	1,836,032	1,805,835

NOTE 3 — RECLASSIFICATION OF PREVIOUS STATEMENTS

     Certain items previously reported have been reclassified to conform with the current period’s reporting format.

     Additionally, results for the three and nine month periods ended June 30,2002 have been restated on a comparable basis to reflect, as of the date of the Carthage Branch acquisition, the adoption of SFAS No. 147, “Acquisition of Certain Financial Institutions.” The effect of this restatement is to increase the net income by $38,000 and increase earnings per share by $.02 basic and $.02 diluted for the quarter ended June 30,2002. For the nine months ended June 30, 2002, the effect of this restatement is to increase the net income by $101,000 and increase earnings per share by $.06 basic and $.06 diluted.

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement No. 148, “ Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently evaluating the provisions of this Statement and its impact on financial condition and results of operation. Currently, management does not believe that adopting this statement will have a material impact on its financial condition or results of operations.

     SFAS No. 147, (Acquisitions of Certain Financial Institutions), was issued in October 2002. This statement requires acquisitions of financial institutions (except mutual institutions) to be accounted for in accordance with SFAS No. 141 and SFAS No. 72 and removes them from the scope of SFAS No, 142. Thus the requirement to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. It also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets (core base intangibles). Consequently, those intangibles assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company adopted this statement retroactive to the date of the Carthage, Texas branch purchase and ceased amortization of the previously recognized unidentifiable intangible asset considered to be goodwill. See note 3 regarding the restatement of information previously reported for the period ended June 30, 2002.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company has adopted the provisions of this statement in the year ended September 30, 2003 and does not expect the adoption of the Statement to have an impact on it’s earnings, financial condition, or equity.

     In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has adopted the provisions of this statement in the year ended September 30, 2003 and does not expect the adoption of the Statement to have an impact on it’s earnings, financial condition, or equity.

     The Financial Accounting Standards Board (FASB) issued Statement Number 141, “Business Combinations” (SFAS No. 141), and Statement Number 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), in June 2001. The Statements require that all business combinations be accounted for using the purchase method of accounting and prohibit use of the pooling-of-interests method. Intangible assets acquired in a business combination shall be recognized as an asset apart from goodwill (goodwill is measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed) if the assets arise from contractual or other legal rights. If an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged (regardless of whether there is an intent to do so). Goodwill will not be amortized but must be tested for impairment annually at the reporting unit level. The provision of the Statements applies to all combinations initiated after December 31, 2001. Management evaluated the provisions of these Statements which impact the accounting for future business combinations including the acquisition of the Carthage, Texas branch in November, 2001 and adopted statements 141 and 142 in the quarter ending December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Changes in Financial Condition from September 30, 2002 to June 30, 2003.

     Jacksonville Bancorp, Inc., is the indirect parent holding company of Jacksonville Savings Bank, the Company’s principal subsidiary. Jacksonville Bancorp, Inc., became the holding company of Jacksonville Savings Bank as part of a second step conversion to stock form in 1996. Jacksonville Savings Bank is directly held by Jacksonville IHC, Inc., (established as the holding company for Jacksonville Savings Bank in 1997) which is in turn wholly owned by Jacksonville Bancorp Inc. Jacksonville IHC, Inc., was formed in order to minimize Company taxes that must be paid based upon Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville Savings Bank, Jacksonville IHC’s only other business activity was to loan funds to Jacksonville’s Employee Stock Ownership Plan. Jacksonville Savings Bank currently owns 100% of the capital stock of JS&L Corporation (“JS&L”), established in 1979. JS&L is used as a diversification vehicle by the Company. Its main activity has been the servicing of purchased residential first and second lien notes and real estate development.

     At June 30, 2003, the assets of Jacksonville totaled $471.7 million compared to $425.3 million at September 30, 2002, an increase of $46.5 million. This increase was primarily due to an increase in cash on hand and in banks of $4.6 million; an increase in investment securities of $11.9 million; an increase in mortgage backed securities of $14.9 million; and an increase in loans receivable, net of $14.0 million.

     Cash on hand increased during the period ending June 30, 2003 to $4.1 million from the $4.0 million reported at September 30, 2002. Interest-bearing deposits increased $4.6 million to $16.0 million during the period primarily due to an increase in deposits at the Federal Home Loan Bank.

     The investment securities portfolio, held-to-maturity, decreased during the period from a total of $8.0 million at September 30, 2002 to $2.5 million at June 30, 2003, while investment securities available-for-sale, increased $17.4 million during the period. The $11.9 million net increase was primarily the result of purchases of investment securities during the period net of maturities. The shift in the amount of investments classified as available-for-sale versus held-to-maturity reflects management’s decision to classify new investment purchases as available-for-sale. This classification provides management with more flexibility to manage these assets as market conditions dictate.

     Mortgage-backed securities, held-to-maturity, decreased from a total of $37.7 million at September 30, 2002 to $9.9 million at June 30, 2003. Mortgage backed securities, available-for-sale, increased $42.7 million during the period. Mortgage-backed securities, available-for-sale and held-to-maturity, increased a net of $14.9 million during the period primarily as a result of the purchase of mortgage-backed securities during the period net of repayments. The shift in the amount of mortgage-backed securities classified as available-for-sale versus held-to-maturity reflects management’s decision to classify new mortgage-backed securities purchases as available-for-sale. This classification provides management with more flexibility to manage these assets as market conditions dictate.

     Loans receivable, net increased by $14.0 million from $265.1 million at September 30, 2002, to $279.1 million at June 30, 2003. The increase was primarily funded from increases in deposits. For the nine month period ended June 30, 2003, Jacksonville also originated $28.8 million in loans sold to the secondary market compared to $27.2 million for the nine month period ended June 30, 2002. Of the total loans sold during the nine months ended June 30, 2003, $4.4 million were whole loan sales, servicing released, with the balance of $24.4 million sold with servicing retained.

     Accrued interest receivable increased $141,000 to $3.1 million at June 30, 2003.

     Foreclosed real estate, net, increased from $87,000 at September 30, 2002 to $685,000 at June 30, 2003 primarily due to the foreclosure during the second quarter of a commercial office building with an acquisition value of $319,000.

     Premises and equipment, net increased $331,000, during the period primarily as a result of the renovations at the Palestine, Texas branch and at the home office.

     Investment in real estate at cost, decreased $94,000 during the period primarily as a result of the sale of five lots in the Hallsville subdivision. Goodwill and other intangible assets decreased $130,000 primarily as a result of the amortization of the core base intangible resulting from the Carthage, Texas branch acquisition.

     All remaining asset classifications for June 30, 2003 remained relatively comparable to those numbers disclosed at September 30, 2002.

     The Company’s nonperforming assets, which primarily consist of non-accrual loans, real estate and other assets acquired through foreclosure totaled $1.8 million or .38% of assets, at June 30, 2003, compared to $781,000, or .18% of assets, at September 30, 2002. The following table sets forth information relating to the Company’s nonperforming assets at the dates indicated.

	June 30, 2003	September 30, 2002

	(Dollars in thousands)
Mortgage Loans
Single family residential	$855	$407
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Land	26	104
Business and Consumer Loans
Commercial business	—	—
Consumer	228	183

Total nonperforming loans	$1,109	$694
Real estate owned and other acquired assets, net	703	87

Total non-performing assets	$1,812	$781

Nonperforming loans to total loans	.31%	.26%
Total nonperforming assets to total assets	.32%	.18%

     At June 30, 2003, the accrued interest reserve for mortgage loans and non-mortgage loans for interest in excess of 90 days was $68,000 compared to $41,000 at September 30, 2002. During the nine month period ended June 30, 2003, no interest income was actually recorded on any loans after they were placed on non-accrued status.

     At June 30, 2003, liabilities of the Company totaled $427.8 million compared to $386.0 million at September 30, 2002. Deposits grew $31.8 million for the period from $353.9 million to $385.7 million at June 30, 2003. FHLB advances increased from $25.1 million at September 30, 2002 to $34.5 million at June 30, 2003.

     Advances from borrowers for taxes and insurance decreased from $4.0 million to $3.7 million at June 30, 2003. This decrease is the result of the payment from customers’ escrow accounts of all amounts due to taxing agencies for the year 2002, net of monthly escrow payments made by loan customers.

     Accrued expenses and other liabilities increased $893,000 during the period.

     Stockholders’ equity increased during the nine month period ended June 30, 2003 by $4.7 million from $39.2 million to $43.9 million. Common stock and paid in capital increased a total of $451,000 during the period. This increase was primarily a result of the receipt of $373,000 in proceeds from the exercise of stock options during the period and a $78,000 increase in paid in capital due to reflecting the change in the cost and current market value of the ESOP shares released during the period. Retained earnings increased from $32.3 million at September 30, 2002 to $36.2 million at June 30, 2003 primarily as a result of net income for the period less dividends.

     Shares acquired by the Employee Stock Ownership Plan decreased by $58,000 due to payments made on the ESOP loan during the period.

     Accumulated other comprehensive income, which reflects a net unrealized gain, net of tax, on investment and mortgage-backed securities, available for sale, increased from $377,000 at September 30, 2002 to $731,000 at June 30, 2003 which reflects a net increase in the market value of the securities during the period. These gains were based on “marked-to-market” values of the portfolios at the respective periods in accordance with FASB 115.

Comparison of Operating Results for the three and nine months ended June 30, 2003 and 2002.

     Net earnings for the three months ended June 30, 2003 totaled $1.6 million compared to $1.5 million for the same period in 2002. Net interest income after provision for losses on loans increased $83,000 from the prior period. Non-interest income increased $173,000 from $603,000 for the quarter ended June 30, 2002 to $776,000 for the June 30, 2003 quarter. Non-interest expense increased from $2.0 million for the quarter ended June 30, 2002 to $2.1 million for the June 30, 2003 period. Federal income taxes decreased $10,000 from $811,000 for the three months ended June 30, 2002 to $801,000 for the current quarter.

     Net earnings for the nine months ended June 30, 2003 equaled $4.6 million compared to $4.3 million for the same period in 2002, an increase of 7.75%. Net interest income after provision for losses on loans increased $718,000 from $10.4 million at June 30, 2002 to $11.1 million at June 30, 2003. Non-interest income totaled $2.0 million for the nine months ended June 30, 2002 compared to $2.2 million for the comparable period ended June 30, 2003. Non-interest expenses increased from $5.8 million to $6.3 million for the comparable periods.

Net Interest Income

     Total interest income decreased by $364,000 to $6.7 million for the three months ended June 30, 2003 compared to the same period in the prior year. Interest income from loans receivable decreased $216,000 due primarily to a decrease in the average interest rate of loans in the comparative periods. Interest on mortgage-backed securities decreased $317,000 from $1.1 million for the quarter ended June 30, 2002 to $802,000 for the quarter ended June 30, 2003 due primarily to a decrease in the yield on the mortgage backed securities portfolio. Interest on investment securities increased $188,000 from $414,000 for the quarter ended June 30, 2002 to $602,000 for the period ended June 30, 2003 which is attributable to an increased investment portfolio balance. Other interest income decreased from $70,000 for the three month period ended June 30, 2002 to $51,000 for the comparable period ended June 30, 2003. The decrease was primarily due to a reduction in interest received on interest bearing deposits in the Federal Home Loan Bank and other banks.

     Total interest expense decreased by $466,000 for the three months ended June 30, 2003 compared to the same period in 2002. Interest on deposits decreased from $2.9 million for the three months ended June 30, 2002 to $2.6 million for the June 30, 2003 quarter, a 12.1% decrease. Interest on FHLB advances decreased $116,000 for the comparable periods.

     For the nine months ended June 30, 2003, net interest income after provision for loan losses increased by $718,000 to $11.1 million, a 6.9% increase from the comparable period ended June 30, 2002. Total interest income for the nine month period ended June 30, 2003 was $20.2 million compared to $21.0 million at June 30, 2002. Total interest expense decreased to $9.0 million from $10.5 million for the comparable periods.

Provisions for Losses on Loans

     The provisions for losses on loans are the result of management’s decision to have adequate reserves based on historical experience, industry standards, the amount of non-performing assets, general economic conditions in the Company’s market area, and the collectability of the loan portfolio. Based on these factors, the loan loss provision for the three month period ended June 30, 2003 was increased by $19,000 to $45,000 compared to $26,000 for the quarter ended June 30, 2002. For the nine month period ended June 30, 2003 the provision was $117,000 compared to $74,000 for the comparable period in 2002.

     The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Nine Months Ended		Three Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Allowance at beginning of period	$1,291	$1,227	$1,345	$1,276
Provision for loan losses	117	63	45	26
Charge-offs:
Consumer	(142)	54	(123)	(26)
Commercial business	—	—	—	—
Recoveries	1	3	—	—

Net Charge-offs	(141)	(51)	(123)	(26)

Allowance at end of period	$1,267	$1,239	$1,267	$1,276

Allowance for loan losses to total nonperforming loans at end of period	114%	266%	114%	180%

Allowance for loan losses to total loans at end of period	.45%	.52%	.45%	.48%

     Of the $123,000 in charge-offs reported for the quarter ended June 30, 2003, $80,000 is relative to one loan allegedly involving fraud on the part of the borrower’s representative.

Non-Interest Income

     Non-interest income consists primarily of fees collected on mortgage and consumer loans, service charges on deposit accounts and income from real estate operations. Non-interest income increased $173,000 from $603,000 for the three month period ended June 30, 2002 to $776,000 for the June 30, 2003 period. The increase was primarily due to an increase in fees and deposit service charges of $130,000; and an increase of $37,000 in other non-interest income.

     For the nine month period, non-interest income increased from $2.0 million at June 30, 2002 to $2.2 million at June 30, 2003 primarily due to an increase in fees and deposit service charges of $216,000; an increase in other non-interest income of $34,000; offset by a loss of $9,000 on sale of investment securities.

Non-Interest Expense

     Non-interest expense increased to $2.1 million for the quarter ended June 30, 2003 from $1.9 million for the quarter ended June 30, 2002. The increase was primarily due to an increase in compensation and benefits of $141,000; an increase of $45,000 in occupancy and equipment, and an increase of $47,000 in other non-interest expense.

     Non-interest expense increased by $490,000 for the nine month period from $5.8 million at June 30, 2002 to $6.3 million at June 30, 2003. This increase was primarily due to an increase in compensation and benefits of $331,000; an increase of $66,000 in occupancy and equipment, and an increase in other non-interest expense of $67,000.

Taxes

     The provision for income tax amounted to $801,000 and $2.4 million for the three and nine months ended June 30, 2003 respectively, compared to $811,000 and $2.3 million for the three and nine months ended June 30, 2002, respectively.

Liquidity

     The State of Texas regulations require the Company’s wholly owned subsidiary, Jacksonville Savings Bank, SSB (“the Bank”) to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended June 30, 2003 the Bank’s liquidity was $172.0 million with a liquidity ratio of 45.9%.

     The Company is subject to borrowing limitations with respect to the amount of advances it may receive from the Federal Home Loan Bank of Dallas. At June 30, 2003, outstanding borrowings from the Federal Home Loan Bank of Dallas totaled $34.5 million. The Company’s borrowing limit with the Federal Home Loan Bank is $196.3 million and is based upon the amount of stock ownership and available collateral held by the Company. The Federal Home Loan Bank of Dallas is an important source of liquidity to the Company, and the ability to tap into that source is not without limits.

Regulatory Capital Requirements

     The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At June 30, 2003, the Bank had Tier 1 leveraged capital, Tier 1 risk-based capital and total risk-based capital levels of 7.98%, 15.33%, 15.85%, respectively, which levels exceed all current regulatory capital standards. These capital levels exceeded the minimum requirements at that date by approximately $18.3 million, $27.2 million, and $18.8 million, respectively.

“Safe Harbor” Statement

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Jacksonville operates), the impact of competition for Jacksonville’s customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Jacksonville has no control), and other risks detailed in this Form 10-Q and in Jacksonville’s other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Jacksonville undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Jacksonville files from time to time with the Securities and Exchange Commission.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Bank’s interest rate risk and asset-liability management are the responsibility of the Interest Rate Risk Committee which reports to the Board of Directors and is comprised of members of the Bank’s senior management. The Committee is actively involved in formulating the economic projections used by the Bank in its planning and budgeting process and establishes policies which monitor and coordinate the Bank’s sources, uses and pricing of funds.

     Interest rate risk, including mortgage prepayment risk, is the most significant non-credit related risk to which the Bank is exposed. Net interest income, the Bank’s primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Bank’s balance sheet.

     Interest rate risk can be defined as the exposure of the Bank’s net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, which tend to increase when new loan rates are substantially higher than rates on existing loans and conversely, decrease when rates on new loans are substantially lower than rates on existing loans, (iv) the value of the Bank’s mortgage loans and the resultant ability to realize gains on the sale of such assets and (v) the carrying value of investment securities classified as available-for-sale and the resultant adjustments to shareholder’s equity.

     The primary objective of the Bank’s asset-liability management is to maximize net interest income while maintaining acceptable levels of interest rate sensitivity. To accomplish this the Bank monitors interest rate sensitivity by use of a sophisticated simulation model which analyzes resulting net interest income under various interest rate scenarios and anticipated levels of business activity. Complicating management’s efforts to measure interest rate risk is the uncertainty of assumptions used for the maturity, repricing, and/or runoff characteristics of some of the Bank’s assets and liabilities.

     To cope with these uncertainties, management gives careful attention to its assumptions. For example, certain of the Bank’s interest-bearing deposit products (NOW accounts, savings and money market deposits) have no contractual maturity and based on historical experience have only a fractional sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions based on historical experience are built into the model. Another major assumption built into the model involves the ability customers have to prepay loans, often without penalty. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. The Bank utilizes market consensus prepayment assumptions related to residential mortgages.

     The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank’s policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at June 30, 2003, would result in a 3.7% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 6.3% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank’s net interest income to gradual and/or modest changes in interest rates is relatively small.

     At June 30, 2003, the Bank was within the Bank’s policy limits for changes in the market value of portfolio equity set forth in the Interest Rate Risk Policy. Based on the simulation model, a 200 basis point increase in interest rates would result in an estimated decrease in the market value of portfolio equity of 16.1% at June 30, 2003, compared to a 32.0% decrease in the market value of portfolio equity at June 30, 2002. A 200 basis point decrease in interest rates would result in an estimated increase in the market value of portfolio equity of 4.6% at June 30, 2003, compared to a 2.1% decrease in the market value of portfolio equity at June 30, 2002. The Bank’s policy limit for a 200 basis point increase in interest rates is currently set at 50%.

     At June 30, 2003 the Bank had $46.6 million in available-for-sale investments and $94.8 million in mortgage-backed securities, available-for-sale. Management is closely monitoring the securities portfolio’s and is aware that it can take steps to sell the securities to go to shorter term investments should market conditions dictate.

     Item 4. Controls and Procedures

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

JACKSONVILLE BANCORP, INC.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Jacksonville Bancorp, Inc., is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Bank.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	8K dated April 24, 2003 — Announces Second Quarter Earnings 8K dated June 11, 2003 — Announces Declaration of Cash Dividend

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

DATE: August 11, 2003	By: /s/ Jerry Chancellor Jerry Chancellor, President and Chief Executive Officer

DATE: August 11, 2003	By: /s/ Bill W. Taylor Bill W. Taylor Exec. Vice President and Chief Financial Officer