Form 10-Q/A
period 2002-12-31
JACKSONVILLE BANCORP INC
filed 2003-11-25
CIK 1005507

FORM 10-Q/A

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


EXPLANATORY NOTE
----------------


PART I.             Financial Information
------------------------------------------------------------------------------
                                                                    Page
                                                                    ----
Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of December 31, 2002
                    (Unaudited) and September 30, 2002                    3

                    Consolidated Statements of Earnings for the
                    Three Months Ended December 31, 2002
                    and 2001 (Unaudited)                                  4

                    Consolidated Statements of Cash Flows for
                    the Three Months Ended December 31, 2002 and
                    2001 (Unaudited)                                      5

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Three Months Ended
                    December 31, 2002 (Unaudited)                         6

                    Notes to Consolidated Financial Statements            7

Item 2.             Management's Discussion and Analysis of              10
                    Financial Condition and Results of Operations for the Three Months Ended December 31, 2002


PART II.            Other Information
------------------------------------------------------------------------------

Item 6.             Exhibits and Reports on Form 8-K                     15
Signatures

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of Jacksonville Bancorp, Inc., (the "Company") for the three months ended December 31, 2002, which was originally filed on February 12, 2003 (the "Original Filing"). As discussed below, the Company's consolidated financial statements at and for the three months ended December 31, 2002 included herein have been restated. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.


                       Part I - Financial Information
                        Item 1., Financial Statements

                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (DOLLARS IN THOUSANDS)

                                                   December 31,  September 30,
                                                   ------------  -------------
                                                       2002          2002
                                                   ------------  -------------
                                                   (Restated)
                                                   (Unaudited)     (Audited)
ASSETS
  Cash on hand and in banks                           $  4,607       $  3,957
  Interest-bearing deposits                              8,669         11,395
  Investment securities:
    Held-to-maturity, at cost                            5,546          8,006
    Available-for-sale, at estimated market value       37,619         29,208
  Mortgage-backed certificates:
    Held-to-maturity, at cost                           25,530         37,688
    Available-for-sale, at estimated market value       63,773         52,037
  Loans receivable, net                                266,394        265,091
  Accrued interest receivable                            2,788          2,929
  Foreclosed real estate, net                              285             87
  Premises and equipment, net                            5,671          5,361
  Stock in Federal Home Loan Bank of Dallas, at cost     3,192          3,168
  Investment in real estate at cost                      1,170          1,212
  Mortgage servicing rights                                661            652
  Goodwill and other intangibles, net                    3,471          3,515
  Other assets                                             968            944
                                                      --------       --------
        Total assets                                  $430,344       $425,250
                                                      ========       ========

LIABILITIES
  Deposits                                            $360,873       $353,896
  FHLB Advances                                         24,745         25,129
  Advances from borrowers for taxes and insurance          783          4,023
  Accrued expenses and other liabilities                 3,720          2,993
                                                      --------       --------
        Total liabilities                              390,121        386,041


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,738,569 shares issued;
    and 1,761,824 shares outstanding                        27             27
  Additional paid in capital                            23,452         23,428
  Retained earnings, substantially restricted           33,203         32,310
  Accumulated other comprehensive income, net of tax       455            377
  Less:
    Treasury shares, at cost (976,745 shares)          (16,015)       (16,015)
    Shares acquired by Employee Stock Ownership Plan      (899)          (918)
                                                      ---------      ---------
         Total stockholders' equity                     40,223         39,209
                                                      ---------      ---------
          Total liabilities and stockholders' equity  $430,344       $425,250
                                                      =========      =========

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                    Unaudited


                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                  ------------------
                                                   2002        2001
                                                  ------      ------
                                                (Restated)
INTEREST INCOME
  Loans receivable                           $    5,346  $    5,307
  Mortgage-backed securities                      1,026       1,125
  Investment securities                             487         321
  Other                                              74          91
                                                  -----       -----
    Total interest income                         6,933       6,844

INTEREST EXPENSE
  Deposits                                        2,835       3,078
  Interest on borrowings                            345         574
                                                  -----       -----
      Total interest expense                      3,180       3,652
                                                  -----       -----
      Net interest income                         3,753       3,192

PROVISION FOR LOSSES ON LOANS                        30          23
                                                  -----       -----
  Net interest income after
    provision for losses on loans                 3,723       3,169

NONINTEREST INCOME
  Fees and deposit service charges                  633         578
  Real estate operations, net                        25           7
  Gain (loss) on sale of securities                  (8)          -
  Other                                              61          38
                                                  -----       -----
      Total noninterest income                      711         623

NONINTEREST EXPENSE
  Compensation and benefits                       1,929       1,220
  Occupancy and equipment                           283         221
  Amortization of intangibles                        44          29
  Insurance expense                                  32          27
  Other                                             400         387
                                                  -----       -----
      Total noninterest expense                   2,688       1,884

INCOME BEFORE TAXES ON INCOME                     1,746       1,908

TAXES ON INCOME                                     598         654
                                                  -----       -----
  Net earnings                               $    1,148  $    1,254
                                                  =====       =====
EARNINGS PER SHARE
  Basic                                      $      .68  $      .72
                                                  =====       =====
  Diluted                                    $      .63  $      .68
                                                  =====       =====

              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                               Unaudited
                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           ------------------
                                                            2002        2001
                                                           ------      ------
                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 1,148       1,254
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                            150         175
      Amortization of intangibles                              44          29
      Amortization/Accretion of securities                     45           -
      Provision for losses on loans and real estate            30          23
      Loans originated for sale                            (9,795)     (8,730)
      Loans sold                                            9,795       8,730
      Loss(Gain) on sale of other real estate                   -           -
      Gain on sale of loans                                    (9)         10
      Accrual of MRP awards                                     -          14
      Release of ESOP shares                                   43          30
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable    141          35
        (Increase) decrease in prepaid expenses and
          other assets                                        (67)        420
        Increase (decrease) in accrued expenses and
          other liabilities                                   727         121
        Net cash provided by (used in) operating           -------     -------
            activities                                      2,252       2,111

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                       (23,385)    (14,948)
  Proceeds on maturity of investment securities            17,510       3,931
  Net principal payments (origination) on loans            (1,531)    (11,352)
  Proceeds from sale of foreclosed real estate                  -           -
  Purchase of mortgage-backed securities                  (25,305)    (25,327)
  Principal paydowns on mortgage-back securities           25,727       7,298
  Capital expenditures                                       (460)       (380)
  Purchase of stock in FHLB Dallas                            (24)       (486)
  Premium on acquisition of Carthage Branch                     -      (3,672)
  Investment in real estate                                    42         (79)
        Net cash (used in) provided by investing           -------    --------
            activities                                     (7,426)    (45,015)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                  6,977      51,324
  Net decrease in advances for taxes and insurance         (3,240)     (2,818)
  Dividends paid                                             (255)       (220)
  Advances from FHLB                                        5,000      16,500
  Payment on FHLB advance                                  (5,384)    (25,863)
  Proceeds from exercise of stock options                       -         128
  Purchase of Treasury stock                                    -        (631)
                                                           -------    --------
      Net cash provided by financing activities             3,098      38,420
                                                           -------    --------
      Net increase (decrease)in cash and cash equiv.       (2,076)     (4,484)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           15,352      13,639
                                                           -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  13,276    $  9,155
                                                           =======    ========

                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                          (DOLLARS IN THOUSANDS)
                                 Unaudited
                                 Restated

                                                                    Total
                                                                Stockholders'
                                                                    Equity
                                                                -------------
Balance at September 30, 2002                                      $ 39,209

    Net earnings                                                      1,148
    Other comprehensive income - net change in
    unrealized gain on securities available for sale                     78
                                                                     ------
  Comprehensive income                                                1,226
  Accrual of ESOP compensation                                           43
  Cash dividends                                                       (255)
  Proceeds from stock options                                             -
  Treasury shares purchased                                               -

Balance at December 31, 2002                                       $ 40,223
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

     At December 31, 2002 liabilities of the Company totaled $390.1 million compared to $386.0 million at September 30, 2002. Deposits grew $7.0 million for the period from $353.9 million to $360.9 million at December 31, 2002. FHLB advances decreased from $25.1 million to $24.7 million for the comparable periods.

     Advances from borrowers for taxes and insurance decreased from $4.0 million to $783,000 at December 31, 2002. This decrease is the result of the payment from customers' escrow accounts of all amounts due to taxing agencies for the year 2002, net of monthly escrow payments made by loan customers.

     Accrued expenses and other liabilities increased from $3.0 million at September 30, 2002 to $3.7 million at December 31, 2002.

     Stockholders' equity increased during the three month period ended December 31, 2002 by $1.0 million from $39.2 million to $40.2 million. Retained earnings increased from $32.3 million at September 30, 2002 to $33.2 million at December 31, 2002 primarily as a result of net income for the period less dividends.

     Shares acquired by the Employee Stock Ownership Plan decreased by $19,000 due to the release of ESOP shares during the period ended December 31, 2002.

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

Comparison of Operating Results for the three months ended December 31, 2002 and 2001

     Net income for the three months ended December 31, 2002 totaled $1.1 million compared to $1.3 million for the same period in 2001. Results for the quarter ended December 31, 2001 have been restated on a comparable basis to reflect, as of the date of the Carthage Branch acquisition, the adoption of SFAS No. 147, "Acquisition of Certain Financial Institutions." The decrease in net income of $106,000 was primarily due to a decrease in total interest expense of $472,000; offset by an increase in non-interest expense of $804,000.

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

     Non-interest expense increased to $2.7 million at December 31, 2002 from $1.9 million for the quarter ended December 31, 2001. The increase was primarily due to an increase in compensation and benefits of $709,000; an increase of $62,000 in occupancy and equipment; an increase in amortization of intangible assets of $15,000 and an increase of $13,000 in other noninterest expense. The increase in compensation and benefits expense includes an accrual of approximately $633,000 for retiree medical insurance pursuant to a resolution by the Bank's Board of Directors to provide any pay for such coverage for employees with twenty-five years of service and who have attained the age of sixty-five.

Taxes

     The provision for income tax amounted to $598,000 for the three months ended December 31, 2002 compared to $654,000 for the three months ended December 31, 2001. The decrease reflects the decrease in earnings for the period.

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

                          JACKSONVILLE BANCORP, INC.

PART II - OTHER INFORMATION


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

                                   Jacksonville Bancorp, Inc.


DATE:   November 24, 2003          By:  /s/ Jerry Chancellor
                                        ----------------------------
                                        Jerry Chancellor, President


DATE:   November 24, 2003          By:  /s/ Bill Taylor
                                        ----------------------------
                                        Bill W. Taylor
                                        Exec. Vice President
                                        Chief Financial Officer


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


Date:     November 24, 2003
                                   /s/ Jerry M. Chancellor
                                   -----------------------
                                   Jerry M. Chancellor
                                   President

                                     -17-

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


Date:     November 24, 2003

                                   /s/ Bill W. Taylor
                                   ---------------------------
                                   Bill W. Taylor
                                   Executive Vice President and
                                   Chief Financial Officer

                                     -18-