Form 10-Q/A
period 2003-03-31
JACKSONVILLE BANCORP INC
filed 2003-11-25
CIK 1005507

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

              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

                                 INDEX
                                 ------

EXPLANATORY NOTE
----------------


PART I.                 Financial Information
------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Item 1.       Financial Statements

              Consolidated Statements of Financial
              Condition as of March 31, 2003
              (Unaudited)and September 30, 2002(Audited)                    3

              Consolidated Statements of Earnings for the
              Six and Three Months Ended March 31, 2003
              and 2002 (Unaudited)                                          4

              Consolidated Statements of Cash Flows for
              the Six Months Ended March 31, 2003 and
              2002 (Unaudited)                                              5

              Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months Ended
              March 31, 2003 (Unaudited)                                    6

              Notes to Consolidated Financial Statements                    7

Item 2.       Management's Discussion and Analysis of                      10
              Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2003

PART II.      Other Information
------------------------------------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K                             17
Signatures


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of Jacksonville Bancorp, Inc., (the "Company") for the six months ended March 31, 2003, which was originally filed on May 14, 2003 (the "Original Filing"). As discussed below, the Company's consolidated financial statements at and for the three and six months ended March 31, 2003 included herein have been restated. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

                    Part I - Financial Information
                    Item 1., Financial Statements

             JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (DOLLARS IN THOUSANDS)


                                                         March 31,    September 30,
                                                        -----------   -------------
                                                           2003            2002
                                                        -----------   -------------
                                                        (Unaudited)     (Audited)
                                                        (Restated)
ASSETS

  Cash on hand and in banks                           $       4,511  $       3,957
  Interest-bearing deposits                                  12,149         11,395
  Investment securities:
    Held-to-maturity, at cost                                 3,515          8,006
    Available-for-sale, at estimated market value            52,694         29,208
  Mortgage-backed certificates:
    Held-to-maturity, at cost                                14,321         37,688
    Available-for-sale, at estimated market value            70,789         52,037
  Loans receivable, net                                     269,625        265,091
  Accrued interest receivable                                 2,758          2,929
  Foreclosed real estate, net                                   512             87
  Premises and equipment, net                                 5,772          5,361
  Stock in Federal Home Loan Bank of Dallas, at cost          3,214          3,168
  Investment in real estate at cost                           1,152          1,212
  Mortgage servicing rights                                     654            652
  Goodwill and other intangible assets, net                   3,428          3,515
  Other assets                                                  979            944
                                                      -------------  -------------
        Total assets                                  $     446,073  $     425,250
                                                      =============  =============


LIABILITIES
  Deposits                                            $     374,243  $     353,896
  FHLB Advances                                              24,356         25,129
  Advances from borrowers for taxes and insurance             2,124          4,023
  Accrued expenses and other liabilities                      3,350          2,993
                                                      -------------  -------------
        Total liabilities                                   404,073        386,041


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000
    shares authorized; 2,771,721 and 2,738,569
    shares issued; and 1,794,976 and 1,761,824
    shares outstanding at March 31, 2003 and
    September 30, 2002, respectively                             28             27
    Additional paid in capital                               23,829         23,428
    Retained earnings, substantially restricted              34,441         32,310
    Accumulated other comprehensive income, net of tax          596            377
  Less:
    Treasury shares, at cost (976,745 shares)               (16,015)       (16,015)
    Shares acquired by Employee Stock Ownership Plan           (879)          (918)
                                                      -------------  -------------

        Total stockholders' equity                           42,000         39,209
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $     446,073  $     425,250
                                                      =============  =============

              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               Unaudited


                                           Six Months Ended       Three Months Ended
                                               March 31,               March 31,
                                          -------------------     -------------------
                                            2003       2002         2003       2002
                                          --------   --------     --------   --------
                                         (Restated)
INTEREST INCOME
  Loans receivable                        $ 10,566   $ 10,865     $  5,220   $  5,558
  Mortgage-backed securities                 1,908      2,244          882      1,119
  Investment securities                        962        691          475        370
  Other                                        124        163           50         72
                                          --------   --------     --------   --------
    Total interest income                   13,560     13,963        6,627      7,119

INTEREST EXPENSE
  Deposits                                   5,425      6,087        2,590      3,009
  Other                                        675      1,075          330        501
                                          --------   --------     --------   --------
      Total interest expense                 6,100      7,162        2,920      3,510
                                          --------   --------     --------   --------
      Net interest income                    7,460      6,801        3,707      3,609

PROVISION FOR LOSSES ON LOANS                   72         48           42         25
                                          --------   --------     --------   --------
  Net interest income after
    provision for losses on loans            7,388      6,753        3,665      3,584

NONINTEREST INCOME
  Fees and deposit service charges           1,260      1,173          627        595
  Real estate operations, net                   43         48           18         41
  Gain on sale of investment securities         (9)         -            -          -
  Other                                        140        144           78        106
                                          --------   --------     --------   --------
    Total noninterest income                 1,434      1,365          723        742

NONINTEREST EXPENSE
  Compensation and benefits                  3,210      2,387        1,282      1,167
  Occupancy and equipment                      534        513          251        292
  Insurance expense                             64         55           31         28
  Amortization of intangible assets             86         72           43         43
  Other                                        901        880          500        493
                                          --------   --------     --------   --------
      Total noninterest expense              4,795      3,907        2,107      2,023

INCOME BEFORE TAXES ON INCOME                4,027      4,211        2,281      2,303

TAXES ON INCOME                              1,382      1,450          784        796
                                          --------   --------     --------   --------

  Net earnings                            $  2,645   $  2,761     $  1,497   $  1,507
                                          ========   ========     ========   ========

EARNINGS PER SHARE
  Basic                                   $   1.56   $   1.59     $    .88   $    .87
                                          ========   ========     ========   ========

  Diluted                                 $   1.46   $   1.51     $    .82   $    .83
                                          ========   ========     ========   ========


                JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)
                                 Unaudited


                                                             Six Months      Six Months
                                                               Ended           Ended
                                                              March 31,       March 31,
                                                                2003            2002
                                                            -----------     -----------
                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    2,645      $    2,698
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  268             279
     Amortization of intangibles                                    86              72
     Amortization / Accretion of securities                         95               -
     Provision for losses on loans and real estate                  72              48
     Loans originated for sale                                 (18,789)        (17,753)
     Loans sold                                                 18,789          17,753
     Loss (Gain) on sale of other real estate                      (57)            (14)
     Loss (Gain) on loans sold                                      (2)             (2)
     Accrual of MRP awards                                           -              14
     Release of ESOP shares                                         88              64
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable          171            (250)
       (Increase) decrease in prepaid expenses and
         other assets                                             (119)         (3,288)
       Increase (decrease) in accrued expenses and
        other liabilities                                          357             221
                                                            -----------     -----------
         Net cash provided by (used in)
          operating activities                                   3,604            (158)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                             26,586         (19,986)
  Proceeds on maturity of investment securities                (45,371)          9,497
  Net principal payments (origination) on loans                 (5,169)        (14,377)
  Proceeds from sale of foreclosed real estate                     195              34
  Purchase of mortgage-backed securities                       (38,065)        (35,148)
  Principal paydowns on mortgage-backed securities              42,680          14,818
  Capital expenditures                                            (679)           (542)
  Purchase of stock in FHLB Dallas                                 (46)           (509)
  Investment in real estate                                         60             (64)
                                                            -----------     -----------
         Net cash used in investing activities                 (19,809)        (46,277)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      20,347          61,178
  Net decrease in advances for taxes and insurance              (1,899)         (2,016)
  Dividends paid                                                  (514)           (432)
  Advances from FHLB                                             5,000          22,500
  Payment of FHLB advances                                      (5,773)        (34,229)
  Proceeds from exercise of stock options                          352             254
  Purchase of Treasury stock                                         -          (1,977)
                                                            -----------     -----------
         Net cash provided by (used in) financing
           activities                                           17,513          45,278
                                                            -----------     -----------
        Net increase (decrease)in cash and cash equiv.           1,308          (1,157)
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                15,352          13,639
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   16,660      $   12,482
                                                            ===========     ===========


              JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED March 31, 2003
                        (DOLLARS IN THOUSANDS)
                               Unaudited

                                                                     Total
                                                                  Stockholders'
                                                                     Equity
                                                                  -------------
                                                                   (Restated)

Balance at September 30, 2002                                        $ 39,209

    Net earnings                                         2,645
    Other comprehensive income - net change in
    unrealized gain on securities available for sale       220
                                                       -------
  Comprehensive income                                                  2,865
  Accrual of ESOP compensation                                             88
  Cash dividends                                                         (514)
  Proceeds from stock options                                             352
  Treasury shares purchased                                                 -

Balance at March 31, 2003                                            $ 42,000
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

      At March 31, 2003, liabilities of the Company totaled $404.0 million compared to $386.0 million at September 30, 2002. Deposits grew $20.3 million for the period from $353.9 million to $374.2 million at March 31, 2003. FHLB advances decreased from $25.1 million at September 30, 2002 to $24.4 million at March 31, 2003.

      Advances from borrowers for taxes and insurance decreased from $4.0 million to $2.1 million at March 31, 2003. This decrease is the result of the payment from customers' escrow accounts of all amounts due to taxing agencies for the year 2002, net of monthly escrow payments made by loan customers.

      Accrued expenses and other liabilities increased $357,000 during the period.

      Stockholders' equity increased during the six month period ended March 31, 2003 by $2.8 million from $39.2 million to $42.0 million. Common stock and paid in capital increased a total of $402,000 during the period. This increase was primarily a result of the receipt of $352,000 in proceeds from the exercise of stock options during the period and a $50,000 increase in paid in capital due to reflecting the change in the cost and current market value of the ESOP shares released during the period. Retained earnings increased from $32.3 million at September 30, 2002 to $34.4 million at March 31, 2003 primarily as a result of net income for the period less dividends.

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

     Net earnings for the six months ended March 31, 2003 equaled $2.6 million compared to $2.8 million for the same period in 2002, a decrease of 4.2%. Net interest income after provision for losses on loans increased $635,000 from $6.8 million at March 31, 2002 to $7.4 million at March 31, 2003. Non-interest income totaled $1.4 million for the six months ended March

31, 2002 compared to $1.4 million for the comparable period ended March 31, 2003. Non-interest expenses increased from $3.9 million to $4.8 million for the comparable periods.

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

      Non-interest expense increased by $888,000 for the six month period from $3.9 million at March 31, 2002 to $4.8 million at March 31, 2003. This increase was primarily due to an increase in compensation and benefits of $823,000; an increase of $21,000 in occupancy and equipment, an increase in insurance expense of $9,000, an increase in the amortization of intangible assets of $14,000 and an increase in other non-interest expense of $21,000. The increase in compensation and benefits expense includes an accrual of approximately
$633,000 for retiree medical insurance pursuant to a resolution by the Bank's Board of Directors to provide any pay for such coverage for employees with twenty-five years of service and who have attained the age of sixty-five.

Taxes

      The provision for income tax amounted to $784,000 and $1.4 million for the three and six months ended March 31, 2003 respectively, compared to $796,000 and $1.5 million for the three and six months ended March 31, 2002, respectively.

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

                                Jacksonville Bancorp, Inc.


DATE: November 24, 2003         By: /s/Jerry Chancellor
                                    ------------------------------------
                                    Jerry Chancellor, President and
                                        Chief Executive Officer


DATE: November 24, 2003         By: /s/Bill W. Taylor
                                    ------------------------------------
                                    Bill W. Taylor
                                    Exec. Vice President and
                                    Chief Financial Officer


















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