Form 10-Q/A
period 2003-06-30
JACKSONVILLE BANCORP INC
filed 2003-11-25
CIK 1005507

FORM 10-Q/A

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

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES

INDEX

EXPLANATORY NOTE

PART I.	Financial Information

		Page

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2003 (Unaudited) and September 30, 2002 (Audited)	3

	Consolidated Statements of Earnings for the Nine and Three Months Ended June 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 30, 2003 (Unaudited)	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Months Ended June 30, 2003	10

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17
Signatures

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of Jacksonville Bancorp, Inc., (the “Company”) for the nine months ended June 30, 2003, which was originally filed on August 13, 2003 (the “Original Filing”). As discussed below, the Company’s consolidated financial statements at and for the three and nine months ended June 30, 2003 included herein have been restated. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Part I — Financial Information
Item 1., Financial Statements

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	June 30,	September 30,

	2003	2002

ASSETS	(Unaudited) (Restated)	(Audited)
Cash on hand and in banks	$4,075	$3,957
Interest-bearing deposits	15,969	11,395
Investment securities:
Held-to-maturity, at cost	2,516	8,006
Available-for-sale, at estimated market value	46,560	29,208
Mortgage-backed certificates:
Held-to-maturity, at cost	9,883	37,688
Available-for-sale, at estimated market value	94,770	52,037
Loans receivable, net	279,055	265,091
Accrued interest receivable	3,070	2,929
Foreclosed real estate, net	685	87
Premises and equipment, net	5,692	5,361
Stock in Federal Home Loan Bank of Dallas, at cost	3,234	3,168
Investment in real estate at cost	1,118	1,212
Mortgage servicing rights	674	652
Goodwill and other intangible assets, net	3,385	3,515
Other assets	1,061	944

Total assets	$471,747	$425,250

LIABILITIES
Deposits	$385,722	$353,896
FHLB Advances	34,510	25,129
Advances from borrowers for taxes and insurance	3,703	4,023
Accrued expenses and other liabilities	4,303	2,993

Total liabilities	428,238	386,041
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 25,000,000 shares authorized; 2,774,710 and 2,738,569 shares issued; and 1,797,965 and 1,761,824 shares outstanding at June 30, 2003 and September 30, 2002, respectively	28	27
Additional paid in capital	23,878	23,428
Retained earnings, substantially restricted	35,747	32,310
Accumulated other comprehensive income, net of tax	731	377
Less:
Treasury shares, at cost (976,745 shares)	(16,015)	(16,015)
Shares acquired by Employee Stock Ownership Plan	(860)	(918)

Total stockholders’ equity	43,509	39,209

Total liabilities and stockholders’ equity	$471,747	$425,250

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Unaudited

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003 (Restated)	2002	2003	2002

INTEREST INCOME
Loans receivable	$15,766	$16,281	$5,200	$5,416
Mortgage-backed securities	2,710	3,363	802	1,119
Investment securities	1,565	1,105	602	414
Other	174	233	51	70

Total interest income	20,215	20,982	6,655	7,019
INTEREST EXPENSE
Deposits	7,979	8,991	2,554	2,904
Other	995	1,511	320	436

Total interest expense	8,974	10,502	2,874	3,340

Net interest income	11,241	10,480	3,781	3,679
PROVISION FOR LOSSES ON LOANS	117	74	45	26

Net interest income after provision for losses on loans	11,124	10,406	3,736	3,653
NONINTEREST INCOME
Fees and deposit service charges	1,956	1,740	697	567
Real estate operations, net	54	52	11	4
Gain (loss) on sale of investment securities	(9)	—	(1)	—
Other	210	176	69	32

Total noninterest income	2,211	1,968	776	603
NONINTEREST EXPENSE
Compensation and benefits	4,533	3,569	1,323	1,182
Occupancy and equipment	790	724	256	211
Insurance expense	95	84	30	29
Amortization of intangible assets	130	115	43	43
Other	1,393	1,326	493	446

Total noninterest expense	6,941	5,818	2,145	1,911
INCOME BEFORE TAXES ON INCOME	6,394	6,556	2,367	2,345
TAXES ON INCOME	2,183	2,261	801	811

Net earnings	$4,211	$4,295	$1,566	$1,534

EARNINGS PER SHARE
Basic	$2.47	$2.49	$.91	$.90

Diluted	$2.31	$2.37	$.85	$.85

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2003 (Restated)	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,211	$4,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	406	373
Amortization of intangibles	130	115
Amortization / Accretion of securities	146	2
Provision for losses on loans and real estate	117	74
Loans originated for sale	(28,782)	(27,179)
Loans sold	28,782	27,179
Loss (Gain) on sale of other real estate	(73)	(15)
Gain on sale of investment real estate	(69)	—
Loss (Gain) on loans sold	(22)	(12)
Loss (Gain) on sale of securities	9	—
Accrual of MRP awards	—	14
Release of ESOP shares	135	102
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(141)	(175)
(Increase) decrease in prepaid expenses and other assets	(117)	(3,282)
Increase (decrease) in accrued expenses and other liabilities	1,310	839

Net cash provided by (used in) operating activities	6,042	2,330
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(52,840)	(31,472)
Proceeds on maturity of investment securities	41,178	21,425
Net principal payments (origination) on loans	(14,804)	(17,115)
Proceeds from sale of foreclosed real estate	198	34
Purchase of mortgage-backed securities	(71,491)	(50,689)
Principal paydowns on mortgage-backed securities	56,563	28,863
Capital expenditures	(737)	(862)
Purchase of stock in FHLB Dallas	(66)	(532)
Investment in real estate	—	(39)
Proceeds from sale of investment real estate	163	—

Net cash used in investing activities	(41,836)	(50,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,826	72,882
Net decrease in advances for taxes and insurance	(320)	(1,068)
Dividends paid	(774)	(645)
Advances from FHLB	15,550	31,000
Payment of FHLB advances	(6,169)	(48,601)
Proceeds from exercise of stock options	373	312
Purchase of Treasury stock	0	(1,977)

Net cash provided by (used in) financing activities	40,486	51,903

Net increase (decrease) in cash and cash equiv.	4,692	3,846

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,352	13,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,044	$17,485

JACKSONVILLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2003
(DOLLARS IN THOUSANDS)
Unaudited

		Total
		Stockholders'
		Equity (Restated)

Balance at September 30, 2002		$39,209
Net earnings	4,211
Other comprehensive income — net change in unrealized gain on securities available for sale	355

Comprehensive income		4,566
Accrual of ESOP compensation		135
Cash dividends		(774)
Proceeds from stock options		373
Treasury shares purchased		—
Balance at June 30, 2003		$43,509

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

     Accrued expenses and other liabilities increased $1.3 million during the period.

     Stockholders’ equity increased during the nine month period ended June 30, 2003 by $4.3 million from $39.2 million to $43.5 million. Common stock and paid in capital increased a total of $451,000 during the period. This increase was primarily a result of the receipt of $373,000 in proceeds from the exercise of stock options during the period and a $78,000 increase in paid in capital due to reflecting the change in the cost and current market value of the ESOP shares released during the period. Retained earnings increased from $32.3 million at September 30, 2002 to $35.7 million at June 30, 2003 primarily as a result of net income for the period less dividends.

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

     Net earnings for the nine months ended June 30, 2003 equaled $4.2 million compared to $4.3 million for the same period in 2002, a decrease of 1.96%. Net interest income after provision for losses on loans increased $718,000 from $10.4 million at June 30, 2002 to $11.1 million at June 30, 2003. Non-interest income totaled $2.0 million for the nine months ended June 30, 2002 compared to $2.2 million for the comparable period ended June 30, 2003. Non-interest expenses increased from $5.8 million to $6.9 million for the comparable periods.

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

     Non-interest expense increased by $1.1 million for the nine month period from $5.8 million at June 30, 2002 to $6.9 million at June 30, 2003. This increase was primarily due to an increase in compensation and benefits of $964,000; an increase of $66,000 in occupancy and equipment, and an increase in other non-interest expense of $67,000. The increase in compensation and benefits expense includes an accrual of approximately $633,000 for retiree medical insurance pursuant to a resolution by the Bank’s Board of Directors to provide any pay for such coverage for employees with twenty-five years of service and who have attained the age of sixty-five.

Taxes

     The provision for income tax amounted to $801,000 and $2.2 million for the three and nine months ended June 30, 2003 respectively, compared to $811,000 and $2.3 million for the three and nine months ended June 30, 2002, respectively.

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

PART II — OTHER INFORMATION

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

Jacksonville Bancorp, Inc.

DATE: November 24, 2003	By: /s/ Jerry Chancellor Jerry Chancellor, President and Chief Executive Officer

DATE: November 24, 2003	By: /s/ Bill W. Taylor Bill W. Taylor Exec. Vice President and Chief Financial Officer