Form 10-K
period 2003-09-30
JACKSONVILLE BANCORP INC
filed 2003-12-24
CIK 1005507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-28070

JACKSONVILLE BANCORP, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-2632781

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

Commerce and Neches Streets
Jacksonville, Texas	75766

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 586-9861

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

     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐      No ☒

As of October 6, 2003, the aggregate market value of the 1,402,005 shares of Common Stock of the Registrant held by non-affiliates on such date, was approximately $38.1 million. This figure is based on the closing price of $27.15 per share of the Registrant’s Common Stock on March 31, 2003, the last trading date of the Registrant’s second fiscal quarter. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 8, 2003: 1,806,465.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

GENERAL

     Jacksonville Bancorp, Inc.’s (the “Company”) primary asset is Jacksonville Savings Bank, SSB (“Jacksonville” or the “Bank”). The business of Jacksonville consists primarily of attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction and land development loans, land loans, consumer loans, home equity loans, and a limited number of commercial real estate loans. After approval of equity lending beginning January 1, 1998, Jacksonville established an equity loan department. In addition, Jacksonville invests in United States government and federal agency securities and mortgage-backed securities, including collateralized mortgage obligations (“C.M.O.”). Jacksonville also has a small portfolio of private-label C.M.O’s.

     On July 2, 1997, Jacksonville Savings and Loan Association converted from a Texas chartered savings and loan association to a Texas chartered savings bank, changing its name to Jacksonville Savings Bank, SSB. The change did not affect operations of the Bank but did provide the Bank with additional flexibility. In addition, the change of charter reduced governmental supervision costs, because the Office of Thrift Supervision (“OTS”)would no longer regulate the institution along with the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation. The Bank is now regulated by the Federal Deposit Insurance Corporation and the Texas Savings and Loan Department. The Company continues to be regulated by the OTS as a savings and loan holding company.

     On July 16, 1997, after receiving appropriate regulatory approvals, Jacksonville IHC, a Delaware chartered company (“IHC”) acquired all the issued and outstanding stock of Jacksonville Savings Bank, SSB previously held by the Company. IHC is, and was at the time of the acquisition, a wholly-owned subsidiary of the Company. The purpose of the transaction was to minimize certain Texas state taxation expenses imposed on holding companies with Texas source income. In addition to holding all the issued and outstanding shares of Jacksonville, IHC’s only other business activity was to loan funds to Jacksonville’s Employee Stock Ownership Plan.

     On August 12, 2003 the Company entered into a definitive agreement with Franklin Bank Corp., whereby Franklin Bank Corp., would acquire all of the common stock of the Company. Under the terms of the agreement, Company shareholders will receive $37.50 in cash for each share of stock they own. The total cash consideration to be paid to the Company is approximately $72.5 million. The merger is subject to a number of conditions, including approval by shareholders and various regulatory authorities. The merger is expected to be consummated on December 30, 2003.

MARKET AREA

     Jacksonville’s market area consists of Cherokee County and surrounding counties in East Texas. The labor force of Cherokee County has evolved from agriculture to manufacturing and service industries. The components of the area’s economic base have consisted of manufacturing, mining, agriculture, retail and tourism. Jacksonville is the largest city in Cherokee County and the principal business activity in the city is manufacturing. There are 80 manufacturing concerns in Jacksonville according to numbers supplied by the Jacksonville Chamber of Commerce. Industries represented are plastic manufacturing and plastic injected molding, oil (reflecting the heritage of East Texas as the center of the Texas oil country), timber, cattle and bedding plant. Slowdowns in the petroleum industry had a material negative impact on the area’s economy in the early 1980s which was compounded by defense-related cutbacks. However, the area’s economy has improved in recent years due to further entrance of business in the market area and especially in Tyler and Longview. In addition, the area’s economic base has diversified into such fields as health services, research and technology.

     Major companies in Jacksonville’s market area include Cardinal Health, Inc., Astro Air, Zimmerman & Sons, Trane Corporation, Kelly-Springfield, Carrier Air Conditioning, Tyler Pipe Industries, Marathon Le Tourneau, Eastman Kodak, Powell Plant Farm, Texas Department of Corrections, Western Lithotech and Wal-Mart (a distribution center). The market area is also served by the University of Texas Hospital, Mother Frances Hospital, and Medical Center Hospital. These hospitals are also a major source of employment for the market area. Colleges and universities include the University of Texas at Tyler, Stephen F. Austin University, Tyler Junior College, Texas College, Lon Morris College, Jacksonville College, LeTourneau University and Trinity Valley Junior College. According to reports from the Bureau of Labor Statistics, as of September 30, 2003, the unemployment rate in Cherokee County and surrounding counties in East Texas was estimated to be 5.0% as compared to 5.4% in 2002 and the estimated unemployment rates for the United States during these periods were 6.1% and 5.9% respectively.

LENDING ACTIVITIES

     At September 30, 2003, Jacksonville’s net loan portfolio totaled $279.1 million representing approximately 59.1% of Jacksonville’s $472.2 million of total assets at that date. The principal lending activity of Jacksonville is the origination of single-family residential loans. At September 30, 2003, approximately 99% of Jacksonville’s single-family residential loan portfolio consisted of conventional loans with the remaining single-family residential loans either insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Department of Veterans Affairs (“VA”). At September 30, 2003, Jacksonville’s single-family residential loan portfolio totaled $197.0 million, representing approximately 65.7% of Jacksonville’s total loans, before net items, at that date. Jacksonville held $26.4 million in commercial real estate loans at that date, representing 8.8% of total loans, before net items. Of the commercial real estate loans, $532,000, or 2.0%, were secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. In addition to these loans secured by real estate acquired in satisfaction of debts previously contracted, Jacksonville originated $11.1 million in new commercial real estate loans during fiscal 2003. Other significant areas of lending activity by Jacksonville are construction and land development loans, consumer loans and land loans, which, as of September 30, 2003, represented $50.0 million, or 16.7%, $18.7 million, or 6.3% and $6.1 million, or 2.0% of net loans. Home equity loans in the amount of $32.9 million are included in the single family portfolio.

     As a Texas-chartered savings bank, Jacksonville has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, approximately 99% of all of the mortgage loans in Jacksonville’s portfolio are secured by properties located in Cherokee County and surrounding counties in East Texas, reflecting Jacksonville’s emphasis on local lending.

     At September 30, 2003, Jacksonville’s limit on loans-to-one borrower was $5.9 million, and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.9 million, $4.9 million, $3.8 million, $3.7 million, and $2.5 million. The first group of loans totaling $4.9 million consists of two loans for the development of single family subdivisions, and twelve loans for the construction of a single family residences. The second group of loans for $4.9 million consists of two loans for the development of single family subdivisions, and four loans for the construction of single family residences. The third group is made up of three loans for the development of single family subdivisions, two loans for commercial office buildings, five loans for the construction of single family residences, and seven loans for the construction of 1-4 family residences. The fourth largest loan totaling $3.6 million consists of one loan secured by commercial real estate. The fifth largest group consists of four loans secured by commercial real estate, one loan secured by a single family residence, one loan secured by personal property, and one loan secured by stock.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Jacksonville’s loan portfolio by type of loan at the dates indicated.

	September 30,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
MORTGAGE LOANS:
Single-family residential (1)	$196,972	65.7%	$189,459	67.8%	$181,563	68.4%
Multi-family residential	666	0.2	1,042	0.4	454	0.2
Commercial real estate	26,448	8.8	22,886	8.2	16,860	6.4
Construction & land development	49,992	16.7	40,804	14.6	39,917	15.0
Land	6,132	2.0	3,372	1.2	3,093	1.2

Total mortgage loans	$280,210	93.4%	$257,563	92.2%	$241,887	91.2%

BUSINESS AND CONSUMER LOANS:
Commercial business	$786	0.3%	$411	0.1%	$365	0.2%
Consumer loans:
Secured by deposits	2,890	1.0	2,727	1.0	2,765	1.0
Secured by vehicles	9,124	3.0	10,498	3.8	11,475	4.3
Personal real estate loans	3,490	1.2	4,187	1.5	4,935	1.9
Other	3,186	1.1	4,044	1.4	3,753	1.4

Total consumer loans	18,690	6.3	21,456	7.7	22,928	8.6

Total business and consumer loans	19,476	6.6	21,867	7.8	23,293	8.8

Total loans	$299,686	100.0%	$279,430	100.0%	$265,180	100.0%

Less:
Undisbursed portion of loans in process	$18,811		$12,586		$17,041
Unearned discounts	12		18		21
Net deferred loan origination fees	432		443		429
Unrealized losses on loans held for sale	—		—		—
Allowance for loan losses	1,294		1,292		1,257

Net loans	$279,137		$265,091		$246,432

	September 30,

	2000		1999

	Amount	%	Amount	%

	(Dollars in Thousands)
MORTGAGE LOANS:
Single-family residential (1)	$171,041	71.7%	$164,661	72.9%
Multi-family residential	770	0.3	819	0.4
Commercial real estate	14,499	6.1	12,000	5.3
Construction and land development	25,117	10.5	21,171	9.4
Land	2,741	1.1	3,172	1.4

Total mortgage loans	$214,168	89.7%	$201,823	89.4%

BUSINESS AND CONSUMER LOANS:
Commercial business	$515	0.2%	$6	—%
Consumer loans:
Secured by deposits	2,350	1.0	2,183	1.0
Secured by vehicles	12,462	5.2	12,414	5.4
Personal real estate loans	5,469	2.3	5,399	2.4
Other	3,827	1.6	4,019	1.8

Total consumer loans	24,108	10.1	24,015	10.6

Total business and consumer loans	24,623	10.3	24,021	10.6

Total loans	$238,791	100.0%	$225,844	100.0%

Less:
Undisbursed portion of loans in process	$10,224		$7,835
Unearned discounts	31		34
Net deferred loan origination fees	455		496
Unrealized losses on loans held for sale	—		—
Allowance for loan losses	1,227		1,212

Net loans	$226,854		$216,267

(1)	Includes first and second liens on single-family residences.

     CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at September 30, 2003, regarding the dollar amount of loans maturing in Jacksonville’s portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

		Due		Due 3-5	Due 5-10	Due 10-15
	Due Before	Before	Due Before	Years after	Years after	Years after
	9/30/04	9/30/05	9/30/06	9/30/03	9/30/03	9/30/03

	(Dollars in Thousands)
Single-family residential(1)	$1,085	571	$628	$5,093	$27,873	$55,297
Multi-family residential	—	—	—	—	252	—
Commercial real estate	664	223	—	365	4,851	10,097
Construction and land development	46,951	3,041	—	—	—	—
Land	1,522	5	41	27	1,326	898
Commercial business	723	63	—	—	—	—
Consumer	3,543	2,172	3,989	5,166	2,014	1,286

Total	$54,488	$6,075	$4,658	$10,651	$36,316	$67,578

	Due More than
	15 Years after
	9/30/03	Total

	(Dollars in Thousands)
Single-family residential (1)	$106,425	$196,972
Multi-family residential	414	666
Commercial real estate	10,248	26,448
Construction and land development	—	49,992
Land	2,313	6,132
Commercial business	—	786
Consumer	520	18,690

Total	$119,920	$299,686

(1)	Includes first and second liens on single-family residences.

     The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 2003 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable-rates	Total

	(Dollars in Thousands)
Single-family residential(1)	$155,065	$40,822	$195,887
Multi-family residential	227	439	666
Commercial real estate	8,212	17,572	25,784
Construction and land development	—	3,041	3,041
Land	793	3,817	4,610
Commercial business	63	—	63
Consumer	15,147	—	15,147

Total	$179,507	$65,691	$245,198

(1)	Includes first and second liens on single-family residences.

             Scheduled contractual amortization of loans does not reflect the actual term of Jacksonville’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Jacksonville the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

     ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Jacksonville are subject to the written, non-discriminatory, loan underwriting and administration guidelines established by Jacksonville’s Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Jacksonville’s Board of Directors. Jacksonville requires title insurance on most all mortgage loans except for certain small second mortgages of a minimal amount. Jacksonville obtains a letter certificate from title companies on some personal real estate loans and most home equity loans.

     Jacksonville’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. After a loan application is first reviewed by Jacksonville’s loan department, the loan can receive approval with at least two officers’ authorization. All loan approvals by officers are then reviewed and ratified by the Loan and Executive Committee. Any loan not approved by at least two officers must be submitted to the Loan and Executive Committee for review and disposition.

     Certain loans, because of their amount or because they do not meet one or more specified guidelines, must receive direct approval of the Board of Directors.

     Jacksonville originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to fiscal 1999 Jacksonville followed a policy of selling approximately 95% of its loans secured by first mortgage liens on single-family residences (“residential first mortgage loans”) with fixed rates and terms greater than 15 years to third parties while retaining all of its variable-rate loans. However, during 2000 management elected to portfolio a greater percentage of its fixed rate mortgage product because of increased interest rates. During 2003 Jacksonville continued a policy to sell a portion of the loans originated to the secondary market and portfolio the balance. When loans are sold to others, except to the Federal Home Loan Mortgage Corporation (“FHLMC”), servicing of the loans is usually released to the buyers. At September 30, 2003, $91.2 million in loans were being serviced for others, primarily the FHLMC. See Note 5 to the Consolidated Financial Statements. While Jacksonville has utilized various indices to adjust its adjustable-rate mortgages (“ARMs”) portfolio, most would qualify such loans for securitization under FHLMC guidelines. Adjustable-rate loans are currently indexed to an index of U.S. Treasury obligations whose maturity matches the interest adjustment period for the corresponding loan and have their interest rates readjusted every one to five years. At September 30, 2003, $156.2 million or 52.1% of Jacksonville’s total loans, before net items, were fixed-rate single-family residential loans, and $40.8 million or 13.6% of such total loans were adjustable-rate single-family residential mortgage loans. Of these adjustable mortgages, $15.0 million, or 36.8%, have interest rates adjustable in one year, and the remainder adjust at periods greater than one year up to five years.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2003	2002	2001

	(Dollars in Thousands)
LOAN ORIGINATIONS:
Single-family residential	$109,697	$85,295	$70,931
Multi-family residential	109	675	120
Land	5,623	1,447	590
Commercial real estate	11,069	10,825	4,489
Construction and land development	48,256	45,659	45,536
Commercial business	501	241	252
Consumer	11,661	11,725	11,944

Total loans originated	186,916	155,867	133,862
Purchases	—	—	—
Total loans originated and purchased	186,916	155,867	133,862

SALES AND LOAN PRINCIPAL REDUCTIONS:
Loans sold	40,166	39,208	20,933
Loan principal repayments	125,539	102,306	86,377

Total loans sold and principal reductions	165,705	141,514	107,310
Increase (decrease) due to other items, net (1)	(955)	(103)	(163)

Net increase (decrease) in loan portfolio	$20,256	$14,250	$26,389

(1)	Consists of loan foreclosures, extensions and changes in net items.

     SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Jacksonville is the origination of loans secured by first mortgage liens on single-family residences. Jacksonville also offers second mortgage loans on such properties including home improvement and home equity loans. At September 30, 2003, $197.0 million or 65.7% of Jacksonville’s total loan portfolio, before net items, consisted of single-family residential loans.

     The loan-to-value ratio, maturity and other provisions of the residential first mortgage loans made by Jacksonville generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Jacksonville. All residential first mortgage loans, except those made to facilitate the sale of such dwellings held as real estate owned, are generally underwritten in conformance with current guidelines of the FHLMC. Jacksonville’s lending policies on residential first mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property and generally all residential first mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Jacksonville makes a limited number of 100% loan to value loans to those customers whose credit scores exceeded 700 with the requirement of 30% private mortgage insurance coverage.

     Jacksonville offers fixed-rate residential first mortgage loans with terms up to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include “due-on-sale” clauses, which are provisions giving Jacksonville the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Jacksonville enforces due-on-sale clauses to the extent permitted under applicable laws. Approximately 99% of Jacksonville’s residential first mortgage loan portfolio consists of conventional loans, with the remaining loans either insured by the FHA or partially guaranteed by the VA.

     Jacksonville is aware that there are inherent risks in originating fixed-rate residential first mortgage loans for its portfolio, especially during periods of historically low interest rates, but recognizes the need to respond to market demand for fixed-rate loans and to generate income from any origination fees, where applicable, for such loans. To address these concerns, in October 1987 Jacksonville began a policy of selling substantially all of the fixed-rate residential first mortgage loans that it originates to a large mortgage banking company with operations throughout the United States. While Jacksonville continues to maintain its loan sales relationship with the mortgage banking company, a substantial majority of its loan sales since July 1993 have been to FHLMC with servicing retained by Jacksonville. Since July 1993, Jacksonville has sold $212.5 million of loans to FHLMC and has retained the servicing on all of these loans. Since that same date, Jacksonville has sold $66.0 million of loans to the mortgage banking company. During fiscal 2003, Jacksonville sold $33.3 million of loans to FHLMC and $6.8 million to the mortgage banking company as compared to $29.0 million of loans to FHLMC and $10.2 million to the mortgage banking company during fiscal 2002. Loan sales were up primarily as a result of the increase in originations during fiscal 2003.

     During the year ended September 30, 2003, Jacksonville originated $109.7 million of single-family residential loans of which $95.9 million, or 87.4%, were fixed rate and $13.8 million, or 12.6%, were adjustable rate. Of the fixed-rate single-family residential loans originated during the period, Jacksonville sold $33.3 million, or 34.7%, to FHLMC. The volume of single-family residential loans originated increased by 28.6% from $85.3 million during fiscal 2002 as compared to $109.7 million during fiscal 2003 and the percentage of sales of such originations decreased from 46.0% in fiscal 2002 to 36.6% in fiscal 2003. Single family loan originations increased in fiscal 2003 primarily due to an increase in refinancing caused by lower interest rates. During the year Jacksonville elected to portfolio a number of its 15 and 30 year mortgage loan product. Jacksonville will reevaluate this policy if there is a material and prolonged change in interest rates and may elect to again sell most of its loan originations with terms of more than 15 years.

     Since November 1980, Jacksonville has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. Interest rate adjustment periods range from one to five years. The demand for adjustable-rate loans in Jacksonville’s primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As interest rates have fluctuated since November 1981, the demand for fixed- and adjustable-rate loans has changed as Jacksonville’s customers have preferred adjustable rates in a high interest rate environment and fixed-rate loans as interest rates lowered. In an effort to originate and maintain a percentage of adjustable-rate residential first mortgage loans, Jacksonville has offered various forms of adjustable-rate loans combined with a policy of selling a portion of its 15 and 30 year fixed-rate loans from its portfolio. As a result, at September 30, 2003, $40.8 million, or 20.7%, of the single-family residential loans in Jacksonville’s loan portfolio, before net items, consisted of adjustable-rate loans.

     Jacksonville’s residential first mortgage adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust every one, three or five years in accordance with designated published indices based upon U.S. Government securities. Jacksonville currently offers a one, three and five-year adjustable mortgage with a 2% cap on the rate adjustment per period and a 4% to 6% cap rate adjustment over the life of the loan, depending on its term. Jacksonville’s adjustable-rate residential first mortgage loans are not convertible by their terms into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

     Due to the generally lower rates of interest prevailing in prior periods, Jacksonville’s ability to originate adjustable-rate residential first mortgage loans has decreased as consumer preference for fixed-rate loans has increased. As a result, even as interest rates have fluctuated in recent years, adjustable rate loans represented 12.6%, 7.2%, and 3.7% of Jacksonville’s total originations of single-family residential loans during the years ended September 30, 2003, 2002, and 2001, respectively.

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

     Jacksonville also makes home improvement loans which amounted to $1.5 million as of September 30, 2003. These loans are secured by either first or second liens on single-family residences. Second mortgage loans on single-family residences made by Jacksonville are generally secured by properties on which Jacksonville holds the first mortgage lien.

     HOME EQUITY LOANS. In recent years, Jacksonville has increased its emphasis on the origination of home equity loans. Loans are secured by the homestead property, and may not exceed 80% of the appraised value of the property based on either the current market value as set forth by the County Appraisal District or by a new appraisal prepared by a qualified person. These loans are usually in a second lien position, but can be a first lien either through paying off the existing first lien or by having no existing liens on the property at the time the home equity loan is made. These loans are typically made for a term of 20 years or less. These loans are usually at a slightly higher rate of interest than most first lien loans and have lower closing cost, making them very attractive for both the consumer and Jacksonville. At September 30, 2003 Jacksonville had $32.9 million or 11.0 % of the total loan portfolio, before net items, in home equity loans.

     COMMERCIAL REAL ESTATE LOANS. At September 30, 2003, $26.4 million, or 8.8%, of Jacksonville’s total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. Of these commercial mortgage loans, $532,000, or 2.0%, represented loans secured by real estate acquired in satisfaction of debts previously contracted or by improvements on such properties. Jacksonville currently originates a limited number of commercial real estate loans. Commercial real estate loan originations for the years ended September 30, 2003, 2002 and 2001 were respectively, $11.1 million, $10.8 million, and $4.5 million.

     As of September 30, 2003, the commercial real estate loans in Jacksonville’s portfolio not secured by real estate acquired in satisfaction of debts previously contracted or improvements thereon totaled $25.9 million. These loans have terms up to 30 years and have both fixed and adjustable rates. At September 30, 2003, $17.9 million, or 69.0%, of the commercial real estate loan portfolio not secured by real estate acquired in satisfaction of debts previously contracted consisted of adjustable-rate loans.

     The majority of Jacksonville’s commercial real estate loans are secured by office buildings, churches, retail shops, and manufacturing facilities, and are secured by property located in Jacksonville’s lending area.

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

     CONSTRUCTION AND LAND DEVELOPMENT LOANS. At September 30, 2003, construction and land development loans totaled $50.0 million or 16.7% of the total loan portfolio, before net items.

     Jacksonville makes construction loans to individuals for the construction of their residences. During recent years, it expanded its construction lending activities to include lending to developers for the construction of single-family subdivisions and residences. Because Jacksonville views construction loans as involving greater risk than permanent single-family residential loans, it applies stricter underwriting standards to them. Construction and land development loan originations increased during the year ended September 30, 2003 to $48.3 million from $45.7 million during fiscal 2002.

     Construction and land development lending is generally limited to Jacksonville’s primary lending area, within 100 miles of Jacksonville’s home office or within 25 miles of each branch office. Construction and land development loans are only made to individuals and to developers who have a sound financial and operational reputation in the market area. The loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically is six months but may be extended for 30- or 60-day periods for good reason. Construction and land development loans have rates and terms which generally exceed the non-construction loans then offered by Jacksonville except that during the construction phase the borrower normally only pays interest on the loan. Funds are released periodically pursuant to a construction-completion schedule and only after an on-site inspection by an employee or agent of Jacksonville. Jacksonville generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process. The maximum loan to value ratio is 80% except for a small amount of loans that have private mortgage insurance. Construction and land development financing also is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

     LAND LOANS. As of September 30, 2003, land loans totaled $6.1 million or 2.0% of the total loan portfolio, before net items. As of that date, Jacksonville had 95 land loans in its loan portfolio, over 90% of which were utilized for ranching, agricultural or residential purposes. With limited exceptions, Jacksonville’s underwriting guidelines require land loans to have a loan-to-land value ratio of 80% and a term of 20 years or less. The average balance of Jacksonville’s land loans, as of September 30, 2003, was approximately $65,000.

     CONSUMER LOANS. At September 30, 2003, consumer loans totaled $18.7 million or 6.3% of the total loan portfolio, before net items, and consisted primarily of loans secured by deposits, loans secured by vehicles, personal real estate loans and loans to purchase personal property. Loans secured by deposits total $2.9 million at September 30, 2003. A loan secured by a deposit at Jacksonville is structured to have a term that ends on the same date as the maturity date of the certificate securing it or if secured by a statement savings account has a one-year term with a hold on withdrawals that would result in the balance being lower than the loan balance. Typically these loans require quarterly payments of interest only. Jacksonville also makes loans to individuals for future home sites and for additional property adjacent to their existing residence, and for small 1 to 4 family residences. Although under Texas law such loans may have a term of up to 20 years, the average term of Jacksonville’s personal real estate loans was substantially less than 20 years as of September 30, 2003. All of these loans are secured by the purchased land, but because these loans are typically for $40,000 or less they are not underwritten in the same manner as the Bank’s other mortgage loans. Jacksonville relies on the general creditworthiness of the borrower and uses tax valuations or limited appraisals to determine the value of the property. In some cases a title search is obtained from a title insurance company rather than a title policy. At September 30, 2003, the bank had 216 personal real estate loans with an average balance of $16,000. Jacksonville’s vehicle loan portfolio totaled $9.1 million at September 30, 2003. Jacksonville makes both new and used vehicle loans. Most all used vehicle loans are originated at higher interest rates than those rates on new vehicle loans. The Bank does not purchase vehicle loans from dealers. The term for vehicle loans is typically six months to five years with monthly payments of principal and interest.

     MULTI-FAMILY AND COMMERCIAL BUSINESS LOANS. At September 30, 2003, $666,000 or 0.2%, and $786,000, or 0.3%, of Jacksonville’s total loan portfolio, before net items, consisted of multi-family loans and commercial business loans, respectively. While Jacksonville has the authority, up to applicable limitations, to engage in the business of making both multi-family and commercial business loans, its policy has been to confine its primary lending activities to other types of lending. Of the eight multi-family loans in Jacksonville’s loan portfolio as of September 30, 2003, the largest loan had a principal amount of $246,000 which represented 36.9% of the multi-family loan portfolio. As of September 30, 2003, Jacksonville had 32 commercial business loans, the largest having a balance of $224,000 which is secured by furniture and inventory.

     LOAN ORIGINATION AND OTHER FEES. In some cases, in addition to interest earned on loans, Jacksonville receives loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

     The charging of points, in most cases, was limited during fiscal 2003 because of market conditions and strong competition in the one-to-four family residential loans in the East Texas market. Most financial institutions charged no points on these loan products; however, primarily on low principal amount residential mortgages and commercial loans, Jacksonville continued to charge a loan fee.

     Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Jacksonville has not deferred direct costs related to short-term loans for which no origination fees are charged. Management considers this departure to be immaterial considering the short-term nature of these loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield. At September 30, 2003, Jacksonville had $432,000 of loan fees which had been deferred and are being recognized as income over the life of the related loans. See Note 2 to the Consolidated Financial Statements.

ASSET QUALITY

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 2003, in dollar amount and as a percentage of Jacksonville’s total loan portfolio, before net items. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	Single-family		Multi-family
	Residential		Residential		Commercial Real Estate

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in Thousands)
Loans delinquent for:
30-59 days	$38	2.1%	$—	—%	$—	—%
60-89 days	641	35.1	—	—	—	—
90 days and over	586	32.0	—	—	—	—

Total delinquent loans	$1,265	69.2%	$—	—%	$—	—%

	Construction		Land		Consumer

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in Thousands)
Loans delinquent for:
30-59 days	$—	—%	$65	3.6%	$106	5.8%
60-89 days	—	—	20	1.1	77	4.2
90 days and over	—	—	94	5.1	202	11.0

Total delinquent loans	$—	—%	$179	9.8%	$385	21.0%

	Total

	Amount	Percentage

	(Dollars in Thousands)
Loans delinquent for:
30-59 days	$209	11.5%
60-89 days	738	40.4
90 days and over	882	48.1

Total delinquent loans	$1,829	100.0%

     NON-PERFORMING ASSETS. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Jacksonville does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts were deemed sufficient to ensure full recovery. Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is restored or until management accepts a payment that results in a cure of the 90-day delinquency. In such cases, the loan is returned to accrual status.

     FORECLOSED REAL ESTATE. Foreclosed real estate (REO) is real property acquired by Jacksonville through foreclosure, deed in lieu of foreclosure, or through an exchange of foreclosed real estate. It is typically a poor or nonearning asset, and its acquisition in limited amounts is generally regarded as an unavoidable result of normal business operations. However, the holding of abnormally large amounts of REO for extensive periods of time can adversely affect earnings. As a result of adverse economic conditions that existed in Jacksonville’s market area during the 1980s, Jacksonville, like most financial institutions in its market area, acquired an inordinately large amount of REO consisting primarily of commercial real estate and, to a lesser degree, single-family residential property.

     As the economy has improved in its market area in recent years, Jacksonville has reduced its outstanding REO each year by following a policy of prudent management and market monitoring. The details of this policy are embodied in Jacksonville’s Real Estate Owned Policy adopted by the Board of Directors. The primary objectives of the REO Policy are to: (1) establish procedures for the handling and disposition of REO; (2) ensure that REO has been properly accounted for on the institution’s books; (3) set forth Jacksonville’s philosophy for the management of repossessed property; (4) provide for the periodic revaluation of real estate owned; and (5) provide guidelines for the accounting of the sale of REO. These objectives are monitored by the Board of Directors.

     REO is recorded at the lower of unpaid principal balance of the loan plus acquisition costs or fair value, as determined by an appraisal of the property obtained at acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Jacksonville develops an asset plan for each parcel of REO that it holds for more than six months. The plan includes specific marketing strategies, a consideration of necessary improvements and an estimate of the expected holding period and asking price. As a result of the general improvement in economic conditions in Jacksonville’s market area and through the implementation of the REO Policy, Jacksonville’s REO amounted to $218,000, $87,000, and $63,000 as of September 30, 2003, 2002, and 2001 respectively.

     Generally, a transfer of REO is recognized by Jacksonville as a sale for accounting purposes upon consummation of the transaction unless Jacksonville retains some type of continuing involvement in the property without a transfer of the risks and rewards of ownership to the buyer or, under some circumstances, if it has financed the sale of the REO. In the latter case, in order for a sale to be recognized, a buyer must, among other things, demonstrate his commitment to the property by making adequate initial and continuing investments. The percentage of sales price viewed as an adequate initial investment level varies with the type of loan, but a generally acceptable percentage of the sales price is between 10% to 25% for commercial real estate and 5% for a single-family primary residence. REO sales financed by Jacksonville in which a buyer’s initial investment is less than what is considered an adequate initial investment level under the REO Policy are carried on Jacksonville’s books as REO sold by the deposit method until the buyer has an adequate level of equity. As of September 30, 2003, Jacksonville had no REO sold and accounted for by the deposit method.

     The following table sets forth the amounts and categories of Jacksonville’s non-performing assets at the dates indicated.

	September 30,

	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Non-accruing loans:
Single-family residential (1)	$586	$407	$401	$338	$435
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	94	104	89	—	—
Commercial business	—	—	—	—	—
Consumer	202	183	134	134	109

Total non-accruing loans	882	694	624	472	544
Accruing loans 90 days or more delinquent	—	—	—	—	—

Total non-performing loans	882	694	624	472	544

Real estate owned (2)	218	87	63	124	346

Total non-performing assets	$1,100	$781	$687	$596	$890

Troubled debt restructurings	—	$310	$320	$328	$338

Total non-performing loans and troubled debt restructurings as a percentage of total net loans	.32%	.38%	.41%	.35%	.41%

Total non-performing assets and troubled debt restructurings as a percentage of total assets	.23%	.26%	.29%	.31%	.42%

(1)	Includes first and second liens on single-family residences.

(2)	Includes real estate acquired by foreclosure, by deed in lieu of foreclosure and deemed in-substance foreclosure net of specified reserves.

               At September 30, 2003, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management’s view may result in the future inclusion of such items in the non-performing asset categories.

               The interest income that would have been recorded during fiscal 2003, 2002, and 2001 if Jacksonville’s non-accruing loans at the end of such periods had been current in accordance with their terms during such periods were approximately $61,000, $41,000, and $63,000, respectively. Jacksonville has not committed to lend additional funds to debtors whose loans have been modified. See Note 5 to the Consolidated Financial Statements. During the year ended September 30, 2003, no interest income was actually recorded on any loans after they were placed on non-accrual status.

     CLASSIFIED ASSETS. Federal regulations require that each insured depository institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

     Jacksonville’s classified assets at September 30, 2003 consisted of $2.2 million of assets classified as special mention, $2.7 million of assets classified as substandard, and none classified as doubtful or loss. Of assets classified substandard, $218,000, or 8.2%, were residential real estate parcels acquired as real estate owned, $1,697,000, or 63.6%, were single-family residential loans, and $336,000, or 12.6%, were commercial real estate loans. The remaining balance of $402,000, or 15.1%, was in consumer loans and $17,000, or 0.6%, in repossessed autos. Included in assets classified as special mention is $1.7 million in loans in bankruptcy which are not delinquent. Nondelinquent loans in bankruptcy were not classified as special mention for fiscal years end 2002 and 2001.

     The following table sets forth the Bank’s classified assets at the dates indicated.

	September 30,

	2003	2002	2001

	(Dollars in Thousands)
Classification:
Special mention	$2,158	$4	$58
Substandard	2,670	2,420	1,960
Doubtful	—	—	—
Loss	—	—	—

Total classified assets	$4,828	$2,424	$2,018

     ALLOWANCE FOR LOAN LOSSES. It is management’s policy to maintain an allowance for estimated losses on loans based upon an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay and current economic conditions. For fiscal 2003 non-performing loans increased to $882,000 while net charge-offs for the period totaled $160,000. The Company’s level of net loans outstanding increased $14.0 million. Overall economic conditions remained stable for the market area and credit quality for the applicants showed no material change. Upon consideration of such factors, Jacksonville determined that $162,000 in provisions for loan losses were appropriate primarily because of the increase in the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis.

     At September 30, 2003, Jacksonville’s allowance for loan losses amounted to $ 1.3 million, an increase of $2,000 from September 30, 2002.

     The following table sets forth an analysis of Jacksonville’s allowance for loan losses during the periods indicated.

	Year Ended September 30,

	2003	2002	2001	2000	1999

		(Dollars in Thousands)
Total net loans outstanding	$279,137	$265,091	$246,432	$226,854	$216,267

Average loans outstanding	$275,397	$260,454	$234,339	$222,200	$205,057

Balance at beginning of period	$1,292	$1,257	$1,227	$1,212	$1,170
Charge-offs
Consumer loans	(161)	(70)	(58)	(54)	(18)
Recoveries	1	3	3	—	—

Net charge-offs	(160)	(67)	(55)	(54)	(18)
Provision for losses on loans	162	102	85	69	60

Balance at end of period	$1,294	$1,292	$1,257	$1,227	$1,212

Allowance for loan losses as a percent of total net loans outstanding	.46%	.49%	.51%	.54%	.56%

Ratio of net charge-offs to average loans outstanding	.06%	.03%	.02%	.02%	.01%

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	September 30,

	2003		2002		2001

		% of Loan		% of Loan		% of Loan
		in Each		in Each		in Each
		Category to		Category to		Category to
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
Mortgage loans	$1,074	83.0%	$1,097	84.9%	$997	79.3%
Commercial business loans	25	1.9	—	—	—	—
Consumer loans	195	15.1	195	15.1	260	20.7

Total allowance for loan losses	$1,294	100.0%	$1,292	100.0%	$1,257	100.0%

	September 30,

	2000		1999

		% of Loans		% of Loan
		in Each		in Each
		Category to		Category to
		Total		Total
	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
Mortgage loans	$962	78.4%	$957	79.0%
Commercial business loans	—	—	—	—
Consumer loans	265	21.6	255	21.0

Total allowance for loan losses	$1,227	100.0%	$1,212	100.0%

MORTGAGE-BACKED SECURITIES

     Jacksonville has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, FNMA or the GNMA. Mortgage-backed securities increase the quality of Jacksonville’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Jacksonville. In addition, at September 30, 2003, $75.8 million of Jacksonville’s mortgage-backed securities consist of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with rising interest rates.

     The following table sets forth the activity in Jacksonville’s mortgage-backed securities portfolio during the periods indicated.

	September 30,

	2003	2002	2001

	(Dollars in Thousands)
Mortgage-backed securities at beginning of period - at cost	$89,391	$58,543	$33,777
Purchases	91,254	67,527	46,965
Sales	—	—	—
Repayment	(72,633)	(36,679)	(22,199)

Mortgage-backed securities at end of period - at cost	$108,012	$89,391	$58,543

Weighted average yield at end of period	3.83%	4.81%	6.42%

     At September 30, 2003, Jacksonville’s mortgage-backed securities had an amortized cost value and estimated market value of $108.0 million and $107.4 million, respectively. Of the $108.0 million portfolio, $2.7 million was scheduled to mature in five years or less; $8.3 million was scheduled to mature in over five years but less than ten years; and $97.1 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

     All mortgage-backed securities in the portfolio qualify for regulatory liquidity under Texas state savings bank regulations. Of the $108.0 million of mortgage backed securities on September 30, 2003, $32.2 million consisted of fixed rate and $75.8 million were adjustable rate securities. Of Jacksonville’s total investment in mortgage-backed securities at September 30, 2003, $7.8 million consisted of FNMA certificates, $885,000 consisted of GNMA certificates and $33.7 million consisted of FHLMC certificates and $65.7 million in C.M.O. certificates. See Note 4 to the Consolidated Financial Statements for additional information.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, Jacksonville may be subject to reinvestment risk because to the extent that Jacksonville’s mortgage-backed securities amortize or prepay faster than anticipated, Jacksonville may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     Interest rates declined during 2003. Should they continue to decline or remain the same, the Company’s interest income will be adversely impacted since the Company will be unable to replace maturing securities with new securities of comparable yields.

INVESTMENT ACTIVITIES

     Jacksonville’s investment securities portfolio is managed in accordance with a written Investment Policy adopted by the Board of Directors and administered by the Investment Committee which consists of one outside Director, the President, the Executive Vice President, the Senior Vice President and the First Vice President. The members of the Investment Committee are: Robert Brown, Jerry Chancellor and Bill W. Taylor, Jerry Hammons and Chan Campsey. There is no investment limit for investments in U.S. Treasury obligations and FHLB obligations having maturities of ten years or less and in other U.S. federal agency or federally sponsored agency obligations, including, but not limited to FHLMC, FNMA, GNMA and the Student Loan Marketing Association, municipal obligations rated AAA, AA, A or BBB or issued by a public housing agency and backed by the full faith and credit of the U.S. government having maturities of 30 years or less. In addition, there are no investment limits on bankers acceptances of 12 months or less and federal funds of 360 days or less. Up to $100,000 per bank may be invested in commercial bank certificates of deposit with maturities up to one year. Other investments must be approved by the Board of Directors. At September 30, 2003, Jacksonville had U.S. Government agency held-to-maturity securities with an amortized cost of $2.5 million and an estimated market value of $2.6 million. See Note 3 to the Consolidated Financial Statement for further information. At September 30, 2003, Jacksonville held U.S. Government Agency securities as available-for-sale with an amortized cost of $46.0 million and an estimated market value of $46.0 million.

     The following table sets forth Jacksonville’s investment and mortgage-backed securities at the dates indicated.

	September 30,

	2003	2002	2001

	(Dollars in Thousands)
Available for sale (1):
Mortgage-backed securities
CMO Certificates	$65,338	$10,808	$29,023
FNMA Certificates	2,961	29,936	9,575
FHLMC Certificates	30,808	9,584	2,689
GNMA Certificates	711	1,709	2,968
U.S. agency securities	45,944	29,208	14,273

Total available for sale	145,762	81,245	58,528

Held to maturity(1):
Mortgage-backed securities:
CMO Certificates	—	22,636	10,016
FNMA Certificates	4,824	10,142	3,523
FHLMC Certificates	2,456	4,627	695
GNMA Certificates	181	283	369
U.S. agency securities	2,515	8,006	4,500

Total held to maturity	9,976	45,694	19,103

Total investment and mortgage-backed securities	$155,738	$126,939	$77,631

     (1)  Securities classified as available for sale were carried at fair value at September 30, 2003, 2002, and 2001. Securities classified as held-to-maturity were carried at historical cost at all respective dates.

     At September 30, 2003, $10.0 million or 20.6% of total investment securities excluding mortgage backed securities, held by Jacksonville were scheduled to mature in one year or less and had a weighted average yield of 2.00%. Included in the amount is $10.0 million invested in an adjustable rate mortgage fund with a yield of 2.0%. Of the remaining investment securities, $5.0 million was scheduled to mature after one year through five years,

$30.5 million was scheduled to mature six years through ten years, and $3.0 million scheduled to mature in over ten years.

     The following table sets forth certain information regarding the maturities of Jacksonville’s investment securities at September 30, 2003.

	Contractually Maturing

		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield

				(Dollars in Thousands)
HELD TO MATURITY
U.S. agency securities	$—	—%	$1,015	5.08%	$1,500	4.48%	$—	—%

Total	$—		$1,015		$1,500		$—

AVAILABLE FOR SALE
U.S. agency securities	$9,991	2.00%	$3,998	4.59%	$28,982	4.44%	2,989	5.63%

Total	$9,991		$3,998		$28,982		$2,989

Unrealized gain on securities available for sale	(62)		63		(35)		18

Total	$9,929		$4,061		$28,947		$3,007

	Total

	Amount	Yield

	(Dollars in Thousands)
HELD TO MATURITY
U.S. agency securities	$2,515	4.72%

Total	$2,515

AVAILABLE FOR SALE
U.S. agency securities	$45,960	4.00%

Total	$45,960

Unrealized gain (loss) on securities available for sale	(16)

Total	$45,944

INTEREST-BEARING DEPOSITS

     As of September 30, 2003, Jacksonville also had demand deposit accounts in the FHLB of Dallas of $9.9 million. In order to comply with a policy adopted by its Board of Directors, Jacksonville’s deposits in FDIC-insured institutions are limited to $100,000 per bank in certificates of deposit with a maximum maturity of five years. As of September 30, 2003 Jacksonville had 8 certificates of deposits totaling $793,000.

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of Jacksonville’s funds for lending and other investment purposes. In addition to deposits, Jacksonville derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSITS. Jacksonville’s deposits are attracted principally from within Jacksonville’s primary market area through the offering of a broad selection of deposit instruments, including demand and NOW accounts, money market accounts, passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $25.3 million at September 30, 2003.

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

     Jacksonville does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Jacksonville at the dates indicated.

	September 30,

	2003		2002		2001

	Amount	Percentage	Amount	Percentage	Amount	Percentage

			(Dollars in Thousands)
Certificate accounts:
1.00 - 2.00%	$64,178	16.50%	—	—	—	—
2.01 - 3.00%	68,903	17.72	$57,122	16.14%	—	—
3.01 - 4.00%	66,546	17.11	92,726	26.20	$12,639	4.86%
4.01 - 6.00%	39,889	10.26	71,803	20.29	112,483	43.21
6.01 - 8.00%	11,965	3.07	22,792	6.44	65,107	25.01
8.01 - 10.00%	—	—	77	.02	136	.05

Total certificate accounts	$251,481	64.66%	$244,520	69.09%	$190,365	73.13%

Transaction accounts:
Passbook savings	$17,829	4.59%	$16,864	4.77%	$12,965	4.98%
Money Market	58,798	15.12	37,600	10.62	16,067	6.17
Demand and NOW Accounts	60,787	15.63	54,912	15.52	40,907	15.72

Total transaction accounts	$137,414	35.34%	$109,376	30.91%	$69,939	26.87%

Total deposits	$388,895	100.00%	$353,896	100.00%	$260,304	100.00%

     The following table sets forth the savings activities of Jacksonville during the periods indicated.

	September 30,

	2003	2002	2001

	(Dollars in Thousands)
Net increase (decrease) before interest credited	$27,312	$84,645	$31,111
Interest credited	7,687	8,947	8,427

Net increase (decrease) in deposits	$34,999	$93,592	$39,538

     The following table shows the interest rate and maturity information for Jacksonville’s certificates of deposit at September 30, 2003.

	Maturity Date

	One Year	Over	Over	Over
Interest Rate	Or less	1-2 Years	2-3 Years	3 Years	Total

		(Dollars in Thousands)
1.00 - 2.00%	$49,508	$14,628	$41	—	$64,177
2.01 - 3.00%	49,435	8,764	9,191	$1,509	68,899
3.01 - 4.00%	37,577	9,455	5,733	13,782	66,547
4.01 - 6.00%	8,232	4,464	735	26,459	39,890
6.01 - 8.00%	10,833	456	650	29	11,968
8.01 - 10.00%	—	—	—	—	—

	$155,585	$37,767	$16,350	$41,779	$251,481

     The following table sets forth the maturities of Jacksonville’s certificates of deposit having principal amounts of $100,000 or more at September 30, 2003.

   Certificates of Deposit Maturing in Quarter Ending:

(Dollars in Thousands)
December 31, 2003	$13,609
March 31, 2004	11,198
June 30, 2004	7,374
September 30, 2004	7,311
After September 30, 2004	31,564

Total certificates of deposit with balances of $100,000 or more	$71,056

     The following table sets forth the maximum month-end balance and average balance of Jacksonville’s FHLB advances during the periods indicated. Also see Note 10 to the Consolidated Financial Statements.

	Year Ended September 30,

	2003	2002	2001

	(Dollars in Thousands)
Maximum balance	$34,500	$62,000	$49,000
Average balance	27,053	36,730	45,505
Weighted average interest rate of FHLB advances	4.72%	4.97%	5.51%

     The following table sets forth certain information as to Jacksonville’s long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated.

	September 30,

	2003	2002	2001

	(Dollars in Thousands)
FHLB long-term advances	$31,108	$25,129	$34,108
Weighted average interest rate	4.19%	5.16%	5.33%
FHLB short-term advances	—	—	$14,000
Weighted average interest rate	—%	—%	3.43%

     BORROWINGS. The Company obtains advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2003, Jacksonville had $31.1 million in advances from the FHLB of Dallas, as compared to $25.1 million at September 30, 2002.

     Borrowings from the Federal Home Loan Bank of Dallas are an important source of funding for Jacksonville and are subject to limitations imposed by the FHLB of Dallas. In general, the FHLB of Dallas limits borrowing to 50% of a member’s total assets, subject to collateral availability. At September 30, 2003, Jacksonville’s borrowing limit was $239.9 million , of which $31.1 million was due to the FHLB of Dallas at that date, leaving a total remaining line of credit with the FHLB of Dallas of $208.8 million at that date. The Company had sufficient mortgage assets to collateralize the remaining line on September 30, 2003.

     The Company’s ESOP also borrowed funds from Jacksonville IHC for the purchase of shares of the Company’s Common Stock issued in connection with the Conversion. As of September 30, 2003, the outstanding balance of that loan was $840,000.

     COMPETITION. The Company faces significant competition for real estate loans, principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Company also faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors’ funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

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

     SUBSIDIARIES. Jacksonville currently owns 100% of the capital stock of JS&L Corporation (“JS&L”) which was established in December 1979. JS&L is self sufficient due to income from investments, interest from residential notes receivable and lease income. Since its original charter, JS&L’s main activity has been the servicing of purchased residential first and second lien notes. The portfolio includes 9 loans ranging in size from $2,000 to $49,000, some of which were purchased at a discount. For most of the second lien notes purchased, Jacksonville holds the first lien note. For the years ended September 30, 2003 and September 30, 2002, JS&L had a net profit of $27,000 and a net loss of $14,000, respectively. JS&L now invests in investments permissible for Jacksonville, leases computer equipment, and originates and buys first and second liens. JS&L purchases first and second lien notes pursuant to a written mortgage loan underwriting policy adopted by JS&L’s board of directors. In addition to these activities, during 1999 the Federal Deposit Insurance Corporation gave approval for the Company through its subsidiary, JS&L, to enter into a proposed residential real estate development in Hallsville, Texas, a community near Longview, Texas. The project involved acquisition and development of a 66 acre tract of land for single-family homes. JS&L executed a development loan through its parent, Jacksonville on February 25, 1999 in the amount of $1,500,000. At September 30, 2003, the interim loan balance totaled $649,000. There are currently 20 houses completed or under construction in the subdivision.

     Total investment in JS&L at September 30, 2003 was $1.0 million. Total capital of JS&L at September 30, 2003 was $1.0 million.

     Jacksonville IHC, Inc. holds all the issued and outstanding stock of Jacksonville Savings Bank, SSB, a wholly owned subsidiary of the Company. In addition to holding all the issued and outstanding shares of Jacksonville, IHC’s only other business activity was to loan funds to Jacksonville’s Employee Stock Ownership Plan.

     EMPLOYEES. Jacksonville and its subsidiary had 116 full-time employees at September 30, 2003. None of these employees is represented by a collective bargaining agent, and Jacksonville believes that it enjoys good relations with its personnel.

REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company, IHC and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate Federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

THE COMPANY AND IHC

     REGULATIONS. After Jacksonville converted to a Texas-chartered savings bank, the Company continued to be subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended (“HOLA”), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(l) of HOLA to be treated as a “savings association” for purposes of Section 10(e) of HOLA. As a result, the Company and IHC are registered unitary savings and loan holding companies and are subject to OTS, Federal Deposit Insurance Corporation (“FDIC”) and the Texas Savings and Loan Department (the “Department”) regulation, examination, supervision and reporting requirements. In addition, because the capital stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, the Company is also subject to various reporting and other requirements of the SEC. As a subsidiary of a savings and loan holding company, the Bank is also subject to certain Federal and state restrictions in its dealings with the Company and affiliates thereof.

     FEDERAL ACTIVITIES RESTRICTIONS. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company, such as the Company, which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the recently enacted Gramm-Leach-Bliley Act of 1999 (the “GLBA”), however, companies which applied to the OTS after May 4, 1999 to become unitary savings and loan holding companies will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, then such unitary holding company also becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

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

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     LIMITATIONS ON DIVIDENDS. The Company is a legal entity separate and distinct from Jacksonville. The Company’s principal source of revenue consists of dividends from Jacksonville. The payment of dividends by Jacksonville is subject to various regulatory requirements including a requirement, as a result of the Company’s savings and loan holding company status, that Jacksonville notify the Director of the Office of Thrift Supervision not less than 30 days in advance of any proposed declaration by its directors of a dividend.

     TEXAS REGULATIONS. Under the Texas Savings Bank Act (“TSBA”), each registered holding company, such as the Company and IHC, is required to file reports with the Department as required by the Texas Savings and Loan Commissioner (“Commissioner”) and is subject to such examination as the Commissioner may prescribe.

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

     Virtually every aspect of the Bank’s business is subject to numerous federal and/or state regulatory requirements and restrictions with respect to such matters as, for example, the nature and amounts of loans and investments that may be made, the issuance of securities, the amount of reserves that must be established against deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The description of statutory provisions and regulations applicable to savings banks set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank. Furthermore, the Bank cannot predict what other new regulatory requirements might be imposed in the future.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company and IHC) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in covered transactions with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a “principal stockholder”), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2003, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a “Tier 1 capital ratio” and two “risk-based” capital requirements. “Tier 1 capital” generally includes common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued PMSRs up to certain specified limits and minus net deferred tax assets in excess of certain specified limits.

     TIER 1 LEVERAGE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At September 30, 2003, the required Tier 1 leverage capital ratio requirement for the Bank was 4.00% and its actual Tier 1 leverage capital ratio was 8.11%.

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

     For purposes of the risk-based capital requirements, “total capital” means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

     At September 30, 2003, the Bank’s Tier 1 capital to risk-weighted assets ratio was 16.17%. On the same date, the Bank’s total risked-based capital percentage was 16.71%.

     The following table sets forth information with respect to each of the Bank’s capital requirements as of the dates shown.

	As of September 30,		As of September 30,

	2003		2002

	Actual	Required	Actual	Required

Leverage ratio (or tangible capital requirement) (1):
Tier 1 capital to total assets	8.11%	4.00%	7.61%	4.00%
Tier 1 risk-based capital ratio (or core capital requirement) (1):
Tier 1 risk-based capital to risk weighted assets	16.17	4.00	13.23	4.00
Total risk-based capital ratio:
Total risk-based capital risk to risk weighted assets	16.71	8.00	13.77	8.00

     The following table sets forth a reconciliation between the Bank’s stockholders’ equity and each of its three regulatory capital requirements at September 30, 2003.

		Tier 1	Total
	Tier 1	Risk-based	Risk-based
	Capital	Capital	Capital

	(Dollars in Thousands)
Total stockholders’ equity for Jacksonville Savings Bank, SSB	$42,375	$42,375	$42,375
Add unrealized loss on securities available-for-sale	392	392	392
Less nonallowable assets:
Disallowed goodwill and other disallowed intangible goods	(3,410)	(3,410)	(3,410)
Principally equity investment in subsidiary	(1,046)	(1,046)	(1,046)
Plus allowances for loan and lease losses	—	—	1,294

Total regulatory capital	38,311	38,311	39,605
Minimum required capital	18,891	9,479	18,958

Excess regulatory capital	$19,420	$28,832	$20,647

Bank’s regulatory capital percentage (1)	8.1%	16.2%	16.7%
Minimum regulatory capital required percentage	4.0%	4.0%	8.0%

Bank’s regulatory capital percentage in excess of requirement	4.1%	12.2%	8.7%

(1)	Tier 1 capital is computed as a percentage of total adjusted assets of $472.3 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $237.0 million.

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

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution’s capital - “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications with effective assessments between .04% for well capitalized, healthy SAIF-member institutions to .27% for undercapitalized SAIF-member institutions with substantial supervisory concerns. At September 30, 2003, the Bank was categorized as well capitalized.

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

     Under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank’s deduction with respect to “qualifying loans” which are generally loans secured by certain interests in real property, prior to 1996, could be computed using an amount based on the Bank’s actual loss experience (the “experience method”) or a percentage of taxable income, computed without regard to this deduction, and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

     Effective January 1, 1996, the Bank is unable to make additions under the “percentage” method to its tax bad debt reserve, and is only permitted to deduct bad debts using the experience method and is additionally be required to recapture (i.e. take into taxable income) over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987 (if any). Such recapture requirements can be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996.

     REGULATORY CAPITAL REQUIREMENTS. The FDIA requires the Federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The Federal banking agencies continue to consider modification of the capital requirements applicable to banking organizations. In August 1995, the Federal banking agencies amended their risk-based capital guidelines to provide that the banking agencies will include in their evaluations of a bank’s capital adequacy an assessment of the bank’s exposure to declines in the economic value of the bank’s capital due to changes in interest rates. The agencies also issued a proposed policy statement that describes the process that the agencies will use to measure and assess the exposure of a bank’s capital to changes in interest rates. The agencies stated that after they and the banking industry gain sufficient experience with the measurement process, the agencies would issue proposed regulations for establishing explicit charges against capital to account for interest rate risk.

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of nontraditional activities and to ensure that such standards reflect the actual performance and expected risk of loss of multifamily mortgages, of which the Bank had $666,000 at September 30, 2003. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution’s overall capital adequacy.

     The Federal banking agencies have agreed to adopt, for regulatory purposes, SFSA Statement 115, which, among other things, generally adds a new element to stockholders’ equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At September 30, 2003, the Bank had $146.6 million of securities, available-for-sale, with $515,000 of aggregate net unrealized loss thereon, net of taxes.

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

     Finally, each Federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In February 1996, the FDIC adopted final regulations regarding the payment of severance and indemnification to management officials and other affiliates of insured institutions (“institution affiliated parties” or “IAPs”). The limitations on severance or “golden parachute” payments apply to “troubled” institutions which seek to enter into contracts with IAPs. A golden parachute payment is generally considered to be any payment to an IAP which is contingent on the termination of that person’s employment and is received when the insured institution is in a troubled condition. The definition of golden parachute payment does not include payment pursuant to qualified retirement plans, non-qualified bona fide deferred compensation plans, nondiscriminatory severance pay plans, other types of common benefit plans, state statutes and death benefits. Certain limited exceptions to the golden parachute payment prohibition are provided for in cases involving the hiring of an outside executive, unassisted changes of control and where the FDIC provides written permission to make such payment. The limitations on indemnification payments apply to all insured institutions, their subsidiaries and affiliated holding companies. Generally, this provision prohibits such entities from indemnifying an IAP for that portion of the costs sustained with regard to a civil or administrative enforcement action commenced by any Federal banking agency which results in a final order or settlement pursuant to which the IAP is assessed a civil monetary penalty, removed from office, prohibited from participating in the affairs of an insured institution or required to cease and desist from taking certain affirmative actions. Nevertheless, institutions or holding companies may purchase commercial insurance to cover such expenses (except for judgments or penalties) and the institutions or holding company may advance legal expenses to the IAP if its board of directors makes certain specific findings and the IAP agrees in writing to reimburse the institution if it is ultimately determined that the IAP violated a law, regulation or other fiduciary duty.

     ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are limited by Federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’ and officers’ liability insurance, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

     Under current CRA regulations issued by the FDIC and other Federal banking agencies, institutions are rated based on their actual performance in meeting community credit needs. In particular, the agencies will evaluate the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) community development. The regulations also specify that an institution’s CRA performance will be considered in an institution’s expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the bank was rated “satisfactory” with respect to its CRA compliance.

     QUALIFIED THRIFT LENDER TEST. For the Company to qualify as a savings and loan holding company, the Bank is required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, (“HOLA”). Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution’s business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of September 30, 2003, with in excess of 86% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of September 30, 2003, the Bank’s advances from the FHLB of Dallas amounted to $31.1 million or 7.3% of its total liabilities.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At September 30, 2003, the Bank had $3.3 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 2003, dividends paid by the FHLB of Dallas to the Bank totaled $78,000.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2003, the Bank was in compliance with such requirements.

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce a bank’s interest-earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank’s operations.

     TEXAS SAVINGS BANK LAW. To qualify as a Texas Savings Bank, Jacksonville must qualify under and continue to meet the asset test of Section 7701(a)(19), Internal Revenue Code of 1986, relating to domestic savings and loan associations. A Texas savings bank may make a loan or investment or engage in an activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank, or national bank if the financial institution’s principal office is located in this state. A savings bank may make commercial loans up to 50% of the savings bank’s total assets. A savings bank must maintain in its portfolio not less than 15 percent of the savings bank’s deposits from its local service area in: (1) first and second lien residential mortgage loans or foreclosed residential mortgage loans originated in the savings bank’s local service area; (2) home improvement loans; (3) interim residential construction loans; (4) mortgage-backed securities secured by loans in the savings bank’s local service area; and (5) loans for community reinvestment. The loans to one borrower rules for a Texas savings bank may not be less restrictive than those applicable to savings associations under the Federal Home Owners’ Loan Act (“HOLA”). Under the HOLA, unless more stringent conditions are imposed by the Director of the OTS, savings associations are subject to the lending limits applicable to national banks, which include a limitation on loans to any one borrower of 15% of capital. Notwithstanding that limitation, savings associations generally may make loans to one borrower not to exceed $500,000, to develop domestic residential housing units, not to exceed the lesser of $30,000,000 or 30 percent of the savings association’s unimpaired capital and unimpaired surplus. For loans to finance the sale of real property acquired in satisfaction of debts previously contracted, loans to any one borrower may not exceed 50 percent of unimpaired capital and surplus. A Texas savings bank or subsidiary may not invest in an equity security unless the security qualifies as an investment grade security under rules adopted by the Texas Commissioner and Finance Commission or the security is an eligible investment for a federal savings and loan association. Investments in subsidiaries are generally limited to 10 percent of the savings bank’s total assets. Unless approved in advance by the Commissioner, a Texas savings bank must maintain an amount equal to at least 10 percent of its average daily deposits for the most recently completed calendar quarter in liquid investments specified by statute, including cash, reserve balances, and readily marketable investments.

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

     TEXAS TAXATION. The Bank is subject to a state franchise tax which is based on the greater of .25 percent of its capital or 4 ½ percent of its earned surplus for the year.

ITEM 2. PROPERTIES.

     At September 30, 2003, the Company conducted its business from its main office at Commerce & Neches Streets, Jacksonville, Texas, and eight full-service branches in Cherokee County and surrounding counties.

     Set forth below is certain information with respect to the office and other properties of Jacksonville at September 30, 2003.

Description/	Leased/	Net Book Value
Address	Owned	Of Property	Deposits

	(Dollars in Thousands)
Main Office Commerce and Neches Street Jacksonville, Texas	Owned	$769	$94,161
Branch Office 1015 North Church Street Palestine, Texas	Owned	1,449	77,104
Branch Office 107 East Fourth Street Rusk, Texas	Owned	79	14,588
Branch Office 1412 Judson Road Longview, Texas	Owned	467	33,697
In-Store Branch Office Wal-Mart Supercenter 515 E. Loop 281 Longview, Texas	Leased	143	6,428
Branch Office 617 South Palestine Street Athens, Texas	Owned	442	42,898
Branch Office 5620 Old Bullard Road Tyler, Texas	Owned	844	53,301
Branch Office 2507 University Blvd. Tyler, Texas	Owned	1,126	13,508
Branch Office 121 S. Market St. Carthage, Texas	Owned	297	53,210

     In addition, the Company through its J S&L subsidiary has an investment of $1.2 million at September 30, 2003, in developed residential housing lots.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of Jacksonville Bancorp, Inc.’s common stock are traded under the symbol “JXVL” on the NASDAQ National Market System. At December 18, 2002, the Company had 321 registered holders of common stock, not including persons or entities whose stock is held in nominee or “street” name through various brokerage firms or banks.

     The following table sets forth the reported high and low sale prices of a share of the Company’s common stock as reported by NASDAQ and cash dividends paid per share of common stock during the periods indicated.

	HIGH	LOW	DIVIDEND

Quarter ended December 31, 2001	20.85	18.10	0.125
Quarter ended March 31, 2002	24.00	20.05	0.125
Quarter ended June 30, 2002	26.30	22.90	0.125
Quarter ended September 30, 2002	27.20	22.75	0.125
Quarter ended December 31, 2002	30.30	24.80	0.125
Quarter ended March 31, 2003	30.14	26.55	0.15
Quarter ended June 30, 2003	31.54	27.00	0.15
Quarter ended September 30, 2003	37.46	28.45	0.15

     For equity compensation plan information, See Note 15 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial and other data of the Company does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein.

	September 30

	2003	2002	2001	2000	1999

SELECTED FINANCIAL CONDITION AND OTHER DATA:
Total assets	$472,232	$425,250	$350,994	$301,467	$290,392
Cash and cash equivalents	18,998	15,352	13,639	7,521	6,568
Investment securities	48,460	37,214	18,773	22,017	18,711
Mortgage-backed securities	107,279	89,725	58,858	32,727	37,640
Loans receivable, net	279,137	254,091	246,432	226,854	216,267
Foreclosed real estate, net	218	87	63	124	346
Deposits	388,895	353,896	260,304	220,766	215,209
Borrowings	31,108	25,129	48,108	41,000	35,000
Stockholders’ equity	43,657	39,209	35,984	34,089	34,219
Full-service offices	9	9	8	8	7

	Year Ended September 30,

	2003	2002	2001	2000	1999

SELECTED OPERATING DATA:
Total interest income	$26,704	$28,066	$24,231	$22,350	$20,465
Total interest expense	11,710	13,811	14,041	12,328	10,711

Net interest income	14,994	14,255	10,190	10,022	9,754
Provision for losses on loans	162	102	86	69	60

Net interest income after provision for losses on loans	14,832	14,153	10,104	9,953	9,694
Non-interest income	3,051	2,567	2,379	1,740	1,687
Non-interest expense	9,128	7,672	6,616	6,209	5,876

Income before income taxes	8,755	9,049	5,867	5,484	5,505
Income taxes	2,975	3,073	1,990	1,813	1,867

Net income	$5,780	$5,976	$3,877	$3,671	$3,638

Earnings per share
Basic	$3.38	$3.48	$2.18	$1.87	$1.65
Diluted	3.16	3.30	2.06	1.82	1.60
Dividends Payout Ratio	17.88%	14.30%	23.19%	26.35%	30.07%

	At or For the Year Ended September 30,

	2003	2002	2001	2000	1999

SELECTED OPERATING RATIOS(1):
Return on average assets	1.28%	1.50%	1.20%	1.25%	1.33%
Return on average equity	13.67	16.02	10.94	10.90	10.82
Average equity to average assets	9.39	9.39	11.98	11.42	12.88
Equity to assets at end of period	9.24	9.22	10.25	11.31	11.78
Interest rate spread(2)	3.22	3.41	2.85	3.08	3.23
Net interest margin(2)	3.46	3.72	3.31	3.56	3.72
Non-performing loans and troubled debt restructurings to total loans at end of period(3)	.32	.38	.41	.35	.41
Non-performing assets and troubled debt restructurings to total assets at end of period(3)	.23	.26	.29	.31	.42
Average interest-earning assets to average interest-bearing liabilities	116.64	112.66	111.00	111.08	111.90
Net interest income after provision for loan losses to total noninterest expense	162.49	184.49	152.72	160.30	164.98

(See footnotes on following page.)

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods and are annualized where appropriate.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Non-performing loans consist of non-accrual loans and accruing loans that are contractually past due 90 days or more; non-performing assets consist of non-performing loans and real estate acquired by foreclosure, deed in lieu thereof or deemed in substance foreclosure; and troubled debt restructurings consist of restructured debt in accordance with Statement of Financial Accounting Standards No. 15.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company, through IHC, Jacksonville and JS&L, is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Cherokee County and surrounding counties in East Texas. To a lesser extent, Jacksonville also originates construction loans, land loans, consumer loans, and home equity loans. It also has a significant amount of investments in mortgage-backed securities, including collateralized mortgage obligations, and federal agency obligations.

     The profitability of Jacksonville depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing deposits and borrowings. Jacksonville’s net earnings also is dependent, to a lesser extent, on the level of its noninterest income (including servicing fees and other fees) and its noninterest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

ASSET AND LIABILITY MANAGEMENT

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate-sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

     The lending activities of savings associations have historically emphasized long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits and, more recently, FHLB advances. The deposit accounts and advances of savings associations generally bear interest rates that reflect market rates and largely mature or are subject to repricing within a short period of time. This factor, in combination with substantial investments in long-term, fixed-rate loans, has historically caused the income earned by savings associations on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds.

     Jacksonville originates both fixed- and variable-rate residential real estate loans as market conditions dictate. Jacksonville’s residential mortgage loan portfolio, as of September 30, 2003 consisted of 21% of adjustable or floating rate loans. In order to meet its customers’ demands for fixed-rate loans during periods of lower interest rates, Jacksonville follows a policy of selling to third parties a high percentage of the fixed-rate loans it originates while retaining its variable-rate loans. The mixture of originations for sale and originations for portfolio varies depending on the general mix of interest-earning assets Jacksonville then currently holds in its portfolio and other factors such as market fees for loan sales and the overall interest-rate environment. Jacksonville has a policy to retain a large portion of its fixed-rate residential first mortgage loans with terms of 15 years or less and to sell a majority of those fixed rate mortgages with terms in excess of 15 years.

     Notwithstanding the foregoing, however, because Jacksonville’s interest-bearing liabilities which mature or reprice within short periods substantially exceed its earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally, but to a lesser extent because of their historically low levels, would have the opposite effect.

“SAFE HARBOR” STATEMENT

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Jacksonville operates), the impact of competition for Jacksonville’s customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Jacksonville has no control), and other risks detailed in this Form 10-K and in the Company’s other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of April 2002. This statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishment of Debt Made to Satisfy Sinking-Fund Retirements”, respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, this Statement makes various technical corrections to existing pronouncements that are not considered substantive. The Company has adopted the provisions of this statement for the year ended September 30, 2003 and does not expect the adoption to have a material impact on the company’s financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of this statement for the year ended September 30, 2003 and does not expect the adoption to have a material impact on the company’s financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require the inclusion in the financial statements and the method of accounting for stock-based employee compensation and the effect of the method on reported results. This statement is effective for fiscal years ending December 15, 2002. The implementation of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, and amends the definition of an underlying investment to conform it to language used in FASB Interpretation No. 45,” Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This statement is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement should be applied prospectively. Management believes the implementation of this statement will not have a material impact on the company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were implemented in the Company’s financial statements for the year ended September 30, 2003. Implementation of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

CHANGES IN FINANCIAL CONDITION FOR 2003 AND 2002

ASSETS

     Total assets of the Company increased $47.0 million to $472.2 million at September 30, 2003 from $425.3 million at September 30, 2002. This increase was primarily due to increases in cash on hand and in banks, investments, mortgage-backed securities, loans receivable and assets classified as other assets. The growth in assets was funded by a $35.0 million net increase in deposits and a $6.0 million increase in advances from the FHLB. Retained earnings increased $4.7 million or 14.7% from $32.3 million at September 30, 2002 to $37.1 million at September 30, 2003. The discussion that follows focuses on major changes in asset mix during the year.

     Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits and cash on hand, increased by $3.6 million to $19.0 million at September 30, 2003 compared to $15.4 million at September 30, 2002. The increase of $3.6 million was primarily due to an increase in cash on hand and an increase in deposits at the Federal Home Loan Bank of Dallas. These increased balances are intended to be utilized to fund new loan originations as well as purchases of investment and mortgage-back securities in the future.

     Investment Securities.

     (1)  Held-to-maturity - At September 30, 2003 the Company had investment securities, classified as held-to-maturity, of $2.5 million compared to $8.0 million at September 30, 2002.

     (2)  Available-for-sale - Investments, available-for-sale, increased $16.7 million from $29.2 million at September 30, 2002 to $45.9 million at September 30, 2003.

     The net increase in investment securities can be primarily attributed to the investment of funds received from the deposit growth during the year, rather than an increase in estimated market value of investment securities available-for-sale.

     Mortgage-backed Securities (Includes Collateralized Mortgage Obligations).

     (1)  Held-to-maturity - During the year, held-to-maturity mortgage-backed securities decreased from $37.7 million at September 30, 2002 to $7.5 million at September 30, 2003.

     (2)  Available-for-sale - Available-for-sale certificates increased from $52.0 million at September 30, 2002 to $99.8 million at September 30, 2003.

     This net increase in mortgage-backed securities can also be attributed to the investment of funds received from the deposit growth during the year, rather than an increase in estimated market value of mortgage-backed securities available-for-sale.

     Loans Receivable, Net. Loans receivable, net, increased $14.0 million or 5.3% to $279.1 million at September 30, 2003 compared to $265.1 million for the comparable period in 2002. The increase was primarily due to an increase in single-family residential loans of $7.5 million or 4.0%, an increase in commercial real estate loans of $3.6 million or 15.6%, an increase in construction and land development loans of $9.2 million or 22.3%, and an increase in land loans of $2.8 million or 86.5%, offset by a decrease in consumer loans of $2.4 million or 10.9%. Loans receivable, net, amounted to 59.1% of total assets at September 30, 2003 compared to 62.3% of total assets at September 30, 2002.

     Premises and Equipment. Premises and equipment increased $255,000 from $5.4 million at September 30, 2002 to $5.6 million at September 30, 2003.

     Stock in Federal Home Loan Bank. Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and it lacks a market. It can be sold only to the FHLB or to another member institution. It is carried at cost. Both cash and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At September 30, 2003, Federal Home Loan Bank stock amounted to $3.3 million compared to $3.2 million at September 30, 2002. The increase was primarily a result of the FHLB’s requirement to hold stock based on the level of the Bank’s outstanding advances.

     Investment in Real Estate. The Company reported $1.0 million in investment in real estate at September 30, 2003, a decrease of $170,000 from the $1.2 million reported at September 30, 2002. There are currently twenty houses completed or under construction in the Hallsville subdivision. Nine lots were sold during fiscal 2003.

     Intangible Assets. Intangible assets totaled $3.3 million at September 30, 2003. Intangible assets consisted primarily of goodwill and core base deposit intangibles associated with the Carthage branch acquisition.

     Other Assets. Other assets at September 30, 2003 totaled $1.3 million compared to $945,000 for the comparable period in 2002.

LIABILITIES AND STOCKHOLDERS’ EQUITY

     General. The Company’s primary funding sources include deposits, FHLB advances and stockholders’ equity. The discussion that follows focuses on the major changes in this mix during fiscal 2003.

     Deposits. Total deposits increased by $35.0 million to $388.9 million at September 30, 2003 compared to $353.9 million at September 30, 2002. During the year ended September 30, 2003 NOW accounts grew by $5.9 million which was an increase of 10.7% from the September 30, 2002 balance of $54.9 million. Certificates of deposit comprise the largest component of the deposit portfolio, and these accounts totaled $251.5 million at fiscal year end. Certificates of deposits amounted to 64.7% of the Company’s total deposits at September 30, 2003 compared to 69.1% at the comparable period in 2002. Total deposits funded 82.4% of total assets at September 30, 2003 compared to 83.2% at September 30, 2002.

     Federal Home Loan Bank Advances. The Company uses advances from the FHLB of Dallas as an additional source of funds to meet loan demand. At September 30, 2003, the outstanding amount of these borrowings was $31.1 million, which is a $6.0 million increase from the $25.1 million outstanding at September 30, 2002. At September 30, 2003 advances funded 6.6% of total assets compared to 5.9% at September 30, 2002.

     Equity. At September 30, 2003, total stockholders’ equity amounted to $43.7 million or 9.2% of assets compared to $39.2 million or 9.2% of assets at September 30, 2002. The increase of $4.4 million is primarily due to net income of $5.8 million, proceeds from the exercise of stock options of $405,000, by the release of ESOP shares of $188,000, partially offset by an increase of $891,000 in unrealized gain on securities and the payment of cash dividends of $1.0 million during the fiscal year ended September 30, 2003.

CHANGES IN FINANCIAL CONDITION FOR 2002 AND 2001

ASSETS

     Total assets of the Company increased $74.3 million to $425.3 million at September 30, 2002 from $351.0 million at September 30, 2001. This increase was primarily due to increases in investments, mortgage-backed securities, loans receivable and intangible assets, net, offset by decreases in assets classified as other assets. The growth in assets was funded by a $93.6 million net increase in deposits offset by a $23.0 million decrease in advances from the FHLB. The Company repurchased $2.3 million of its common stock, on the open market, during the year ended September 30, 2002, increasing its common shares held in treasury from 869,560 shares at September 30, 2001 to 976,745 shares at September 30, 2002. Retained earnings increased $5.1 million or 18.8% from $27.2 million at September 30, 2001 to $32.3 million at September 30, 2002. The discussion that follows focuses on major changes in asset mix during the year.

     Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits and cash on hand, increased by $1.7 million to $15.4 million at September 30, 2002 compared to $13.6 million at September 30, 2001. The increase of $1.7 million was primarily due to an increase in cash on hand associated with the Carthage branch acquisition and an increase in deposits at the Federal Home Loan Bank of Dallas. These increased balances are intended to be utilized to fund new loan originations as well as purchases of investment and mortgage-back securities in the future.

     Investment Securities.

     (1)  Held-to-maturity - At September 30, 2002 the Company had investment securities, classified as held-to-maturity, of $8.0 million compared to $4.5 million at September 30, 2001.

     (2)  Available-for-sale - Investments, available-for-sale, increased $14.9 million from $14.3 million at September 30, 2001 to $29.2 million at September 30, 2002.

     The increase in investment securities can be primarily attributed to the investment of funds received from the deposit growth during the year, rather than an increase in estimated market value of investment securities available-for-sale.

     Mortgage-backed Securities (Includes Collateralized Mortgage Obligations).

     (1)  Held-to-maturity - During the year, held-to-maturity mortgage-backed securities increased from $14.6 million at September 30, 2001 to $37.7 million at September 30, 2002.

     (2)  Available-for-sale - Available-for-sale certificates increased from $44.3 million at September 30, 2001 to $52.0 million at September 30, 2002.

     This increase in mortgage-backed securities can also be attributed to the investment of funds received from the deposit growth during the year, rather than an increase in estimated market value of mortgage-backed securities available-for-sale.

     Loans Receivable, Net. Loans receivable, net, increased $18.7 million or 7.6% to $265.1 million at September 30, 2002 compared to $246.4 million for the comparable period in 2001. The increase was primarily due to an increase in single-family residential loans of $7.9 million or 4.3% and an increase in commercial real estate loans of $6.0 million or 35.7%, offset by a decrease in consumer loans of $1.5 million or 6.4%. Loans receivable, net, amounted to 62.3% of total assets at September 30, 2002 compared to 70.2% of total assets at September 30, 2001.

     Premises and Equipment. Premises and equipment increased $579,000 from $4.8 million at September 30, 2001 to $5.4 million at September 30, 2002 due primarily to the acquisition of the Carthage branch facilities.

     Stock in Federal Home Loan Bank. Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and it lacks a market. It can be sold only to the FHLB or to another member institution. It is carried at cost. Both cash and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At September 30, 2002, Federal Home Loan Bank stock amounted to $3.2 million compared to $2.6 million at September 30, 2001. The increase was primarily a result of the FHLB’s requirement to hold stock based on the level of the Bank’s outstanding advances. The Bank had purchased additional stock during the year during a period of higher borrowings and chose not to redeem the excess stock upon repayment of the advances.

     Investment in Real Estate. The Company reported $1.2 million in investment in real estate at September 30, 2002, an increase of $36,000 from the $1.2 million reported at September 30, 2001. There are currently twelve houses completed or under construction in the Hallsville subdivision. Five lots were sold during fiscal 2002.

     Intangible Assets. Intangible assets totaled $3.5 million at September 30, 2002. Intangible assets consisted primarily of goodwill and core base deposit intangibles associated with the Carthage branch acquisition.

     Other Assets. Other assets at September 30, 2002 totaled $945,000 compared to $1.3 million for the comparable period in 2001. This decrease is due primarily to a reduction in a receivable related to the proceeds of $500,000 due from a called investment security received shortly after the end of fiscal 2001.

LIABILITIES AND STOCKHOLDERS’ EQUITY

     General. The Company’s primary funding sources include deposits, FHLB advances and stockholders’ equity. The discussion that follows focuses on the major changes in this mix during fiscal 2002.

     Deposits. Total deposits increased by $93.6 million to $353.9 million at September 30, 2002 compared to $260.3 million at September 30, 2001. During the year ended September 30, 2002 NOW accounts and checking accounts grew by $14.0 million which was an increase of 34.2% from the September 30, 2001 balance of $40.9 million. Certificates of deposit comprise the largest component of the deposit portfolio, and these accounts totaled $244.5 million at fiscal year end. Certificates of deposits amounted to 69.1% of the Company’s total deposits at September 30, 2002 compared to 73.1% at the comparable period in 2001. Total deposits funded 83.2% of total assets at September 30, 2002 compared to 74.2% at September 30, 2001.

     Federal Home Loan Bank Advances. The Company uses advances from the FHLB of Dallas as an additional source of funds to meet loan demand. At September 30, 2002 the outstanding amount of these borrowings was $25.1 million, which is a $23.0 million decrease from the $48.1 million outstanding at September 30, 2001. At September 30, 2002 advances funded 5.9% of total assets compared to 13.7% at September 30, 2001.

     Equity. At September 30, 2002, total stockholders’ equity amounted to $39.2 million or 9.2% of assets compared to $36.0 million or 10.3% of assets at September 30, 2001. The increase of $3.2 million is primarily due to increases in net income of $6.0 million, employee and management awards of $86,000, partially offset by the repurchase of 107,185 shares of common stock totaling $2.3 million; a decrease of $25,000 in unrealized gain on securities; and the payment of cash dividends of $855,000 during the fiscal year ended September 30, 2002.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

     The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on month-end balances. Management believes that the use of average monthly balances is representative of its operations.

	September
	30, 2003	2003			2002

	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST-EARNING ASSETS:
Loans receivable(1)	6.89%	$275,397	$20,842	7.57%	$260,454	$21,902	8.41%
Mortgage-backed securities	3.83	94,628	3,571	3.77	80,031	4,520	5.65
Investment securities	4.05	48,290	2,071	4.29	29,806	1,354	4.54
Other interest-earning assets(2)	1.53	14,539	221	1.52	12,725	290	2.28

Total interest-earning assets		432,854	$26,705	6.17%	383,016	$28,066	7.33%

Non-interest-earning assets		17,670			14,402

Total assets		$450,524			$397,418

INTEREST-BEARING LIABILITIES:
Transaction accounts	1.00%	$119,666	$1,630	1.36%	$91,574	$1,792	1.96%
Time deposits	3.05	251,437	8,804	3.50	225,410	10,193	4.52

Total deposits		371,103	10,434	2.81	316,984	11,985	3.78

Borrowings	4.19	26,170	1,277	4.88	35,772	1,826	5.10

Total interest-bearing liabilities		397,273	$11,711	2.95%	352,756	$13,811	3.92%

Non-interest-bearing liabilities		10,947			7,359

Total liabilities		408,220			360,115

Stockholders’ Equity		42,304			37,303

Total liabilities and stockholders’ equity		$450,524			$397,418

Net interest income; interest rate spread			$14,994	3.22%		$14,255	3.41%

Net interest margin(3)				3.46%			3.72%

Average interest-earning assets to average interest bearing liabilities				109.00%			108.58%

	2001

	Average		Yield/
	Balance	Interest	Rate

INTEREST-EARNING ASSETS:
Loans receivable(1)	$234,339	$19,772	8.44%
Mortgage-backed securities	42,633	2,735	6.42
Investment securities	19,758	1,257	6.36
Other interest-earning assets(2)	11,044	467	4.23

Total interest-earning assets	$307,774	$24,231	7.87%

Non-interest-earning assets	14,776

Total assets	$322,520

INTEREST-BEARING LIABILITIES:
Transaction accounts	$59,350	$1,384	2.33%
Time deposits	176,071	10,151	5.77

Total deposits	235,421	11,535	4.90

Borrowings	44,480	2,506	5.63

Total interest-bearing liabilities	279,901	$14,041	5.02%

Non-interest-bearing liabilities	7,194

Total liabilities	287,095

Stockholders’ Equity	35,425

Total liabilities and stockholders’ equity	$322,520

Net interest income; interest rate speed		$10,190	2.85%

Net interest margin(3)			3.31%

Average interest-earning assets to average interest bearing liabilities			111.00%

(1)	Includes non-accrual loans which do not significantly impact the average.

(2)	Consists primarily of interest-bearing deposits.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

     The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Jacksonville’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended September 30,

	2003 vs. 2002			2002 vs. 2001

	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase

	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans	$(2,486)	$1,600	$(886)	$(66)	$2,196	$2,130
Mortgage-backed securities	(2,107)	1,158	(949)	(185)	1,970	1,785
Investment securities	(71)	613	542	(125)	222	97
Other interest-earning assets	(121)	52	(69)	(264)	87	(177)

Total interest-earning assets	$(4,785)	$3,423	$(1,362)	$(640)	$4,475	$3,835

INTEREST-BEARING LIABILITIES:
Deposits	$(4,643)	$3,092	$1,551	$(870)	$1,320	$450
Other borrowings	(77)	(472)	(549)	(221)	(459)	(680)

Total interest-bearing liabilities	$(4,720)	$2,620	$(2,100)	$(1,091)	$861	$(230)

Increase (decrease) in net interest income			$738			$4,065

	Year Ended September 30,

	2001 vs. 2000

	Increase
	(Decrease)		Total
	Due to		Increase

	Rate	Volume	(Decrease)

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans	$194	$1,021	$1,215
Mortgage-backed securities	(173)	461	288
Investment securities	152	27	179
Other interest-earning assets	(48)	247	199

Total interest-earning assets	$125	$1,756	$1,881

INTEREST-BEARING LIABILITIES:
Deposits	$479	$998	$1,477
Other borrowings	(103)	339	236

Total interest-bearing liabilities	$376	$1,337	$1,713

Increase (decrease) in net interest income			$168

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     General. Jacksonville’s net income of $5.8 million for the year ended September 30, 2003 compared to $6.0 million for the year ended September 30, 2002, a $195,000 or 3.3% decrease. Total interest income decreased from $28.1 million for the year ended September 30, 2002 to $26.7 million for fiscal 2003, total interest expense decreased from $13.8 million to $11.7 million for the comparable periods resulting in a net interest income before provision for losses on loans of $15.0 million, a decrease of $738,000.

     Non-interest income increased to $3.1 million during fiscal 2003 from $2.6 million for the previous year, a $484,000 or 18.8% increase. Non-interest expense increased from $7.7 million for fiscal 2002 to $9.1 million in 2003, a 19.0% increase.

     While interest earning assets average balances increased during the year, the yield on these assets decreased by 116 basis points from 7.33% in fiscal 2002 to 6.17% in fiscal 2003. The average paid on interest bearing liabilities decreased 97 basis points from 3.92% in fiscal 2002 to 2.95% in fiscal 2003. The interest rate spread decreased from 3.41% in fiscal 2002 to 3.22% in 2003.

     Earnings per share amounted to $3.38 (basic) and $3.16 (diluted) for fiscal 2003 as compared to $3.48 (basic) and $3.30 (diluted) in fiscal 2002.

     Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yield on interest-earning assets and the rates paid on interest bearing liabilities) and changes in the average amounts of interest-bearing assets and liabilities. Net interest income after provision for losses increased by $678,000, or 4.8%, for the year ended September 30, 2003 compared to the year ended September 30, 2002. This increase was due to a $1.4 million decrease in total interest income which was offset by a $2.1 million decrease in total interest expense.

     Interest income on loans receivable decreased from $21.7 million in fiscal 2002 to $20.8 million in 2003. For the same periods mortgage backed securities interest decreased from $4.5 million to $3.6 million and interest on investment securities decreased from $1.5 million to $2.1 million. Other interest income decreased $69,000.

     The decrease in total interest income reflects a decrease in yields primarily on mortgage-backed securities and on the loan portfolio.

     The average balances of mortgage-backed securities and loan receivable portfolios increased during the period reflecting some shift in portfolio mix by management of Jacksonville as increased deposits were used to purchase mortgage-backed securities, investment securities and to fund new loans.

     Total interest expense decreased $2.1 million from $13.8 million in fiscal 2002 to $11.7 million for the current fiscal year. This decrease was due to a decrease of $1.6 million in interest paid on deposit accounts and a decrease in interest on borrowings from $1.8 million in fiscal 2002 to $1.3 million in 2003. The average rate paid on deposits decreased from 3.78% in fiscal 2002 to 2.81% in fiscal 2003, while the average rate paid on borrowings decreased from 5.10% to 4.88%.

     Provision for Losses on Loans. A provision for loan losses is charged to earnings to bring the total allowance to a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio considering past experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. Jacksonville’s provision for loan losses increased from $102,000 for fiscal 2002 to $162,000 for fiscal 2003. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy and because of the increase in the loan portfolio. Jacksonville’s allowance for losses amounted to $1.29 million at September 30, 2003 as compared to $1.29 million at September 30, 2002.

     Non-interest Income. The primary components of non-interest income are comprised of service fees and deposit service charges, income from real estate operations, net, other non-interest income and gain on sale of securities. Total non-interest income amounted to $3.1 million for the year ended September 30, 2003 compared to $2.6 million for fiscal 2002. Fee and deposit service charge showed an increase of $367,000 for the current year over the amount stated in fiscal 2002 of $2.3 million, a 15.8% increase primarily attributable to Jacksonville’s checking account marketing strategies including overdraft privileges and the increase in the level of demand and NOW accounts. Real estate operations, net income increased from a loss of $31,000 in 2002 to a gain of $106,000 for fiscal 2003. This increase is primarily contributed to the sale of lots in the Hallsville Subdivision during the fiscal year end September 30, 2003. Jacksonville recognized a loss on sale of securities of $9,000 for the period ended September 30, 2003. Other non-interest income decreased from $269,000 in 2002 to $258,000 in 2003.

     Non-interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment, deposit insurance premiums and other non-interest expense. For the years ended September 30, 2003 and 2002, non-interest expense totaled $9.1 million and $7.7 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2003 was due to a $1.2 million increase in compensation and employee benefits (see Note 12 to Consolidated financial Statements); a $56,000 increase in occupancy and equipment; a $14,000 increase in amortization of intangible assets; an increase in other non-interest expense of $174,000; and an increase in insurance expense of $19,000.

     Income Taxes. Income tax expense amounted to $3.0 million during the year ended September 30, 2003, compared to $3.1 million in fiscal 2002. See Note 2 to Consolidated Financial Statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     General. Jacksonville’s net income of $6.0 million for the year ended September 30, 2002 compared to $3.9 million for the year ended September 30, 2001, a $2.1 million or 54.1% increase. While total interest income increased from $24.2 million for the year ended September 30, 2001 to $28.1 million for fiscal 2002, total interest expense decreased from $14.0 million to $13.8 million for the comparable periods resulting in a net interest income before provision for losses on loans of $14.3 million, an increase of $4.1 million.

     Non-interest income increased to $2.6 million during fiscal 2002 from $2.4 million for the previous year, a $188,000 or 7.9% increase. Non-interest expense increased from $6.6 million for fiscal 2001 to $7.7 million in 2002, a 15.9% increase.

     While interest earning assets average balances increased during the year, the yield on these assets decreased by 54 basis points from 7.87% in fiscal 2001 to 7.33% in fiscal 2002. The average paid on interest bearing liabilities decreased 110 basis points from 5.02% in fiscal 2001 to 3.92% in fiscal 2002. The interest rate spread increased from 2.85% in fiscal 2001 to 3.41% in 2002.

     Earnings per share amounted to $3.48 (basic) and $3.30 (diluted) for fiscal 2002 as compared to $2.18 (basic) and $2.06 (diluted) in fiscal 2001. The increase in earnings per share was due to an increase in net income and a reduction in the weighted average number of shares outstanding due to the Company’s stock repurchases during fiscal 2002.

     Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yield on interest-earning assets and the rates paid on interest bearing liabilities) and changes in the average amounts of interest-bearing assets and liabilities. Net interest income increased by $4.1 million, or 39.9%, for the year ended September 30, 2002 compared to the year ended September 30, 2001. This increase was due to a $3.8 million increase in total interest income and a $231,000 decrease in total interest expense.

     Interest income on loans receivable increased from $19.8 million in fiscal 2001 to $21.9 million in 2002. For the same periods mortgage backed securities interest increased from $2.7 million to $4.5 million and interest on investment securities also increased from $1.3 million to $1.4 million. Other interest income decreased $178,000.

     The increase in total interest income reflects an increase in average balances primarily on mortgage-backed securities and on loan portfolios.

     The increases in the average balances of mortgage-backed securities and loan receivable portfolios reflect some shift in portfolio mix by management of Jacksonville as increased deposits were used to purchase mortgage-backed securities, investment securities and to fund new loans.

     Total interest expense decreased $231,000 from $14.0 million in fiscal 2001 to $13.8 million for the current fiscal year. This decrease was due to an increase of $450,000 in interest paid on deposit accounts and a decrease in interest on borrowings from $2.5 million in fiscal 2001 to $1.8 million in 2002. The average rate paid on deposits decreased from 4.9% in fiscal 2001 to 3.78% in fiscal 2002, while the average rate paid on borrowings decreased from 5.63% to 5.10%.

     Provision for Losses on Loans. A provision for loan losses is charged to earnings to bring the total allowance to a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio considering past experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. Jacksonville’s provision for loan losses increased from $85,500 for fiscal 2001 to $102,000 for fiscal 2002. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy and because of the increase in loan portfolios. Jacksonville’s allowance for losses amounted to $1.29 million at September 30, 2002 as compared to $1.26 million at September 30, 2001.

     Non-interest Income. The primary components of non-interest income are comprised of service fees and deposit service charges, income from real estate operations, net, other non-interest income and gain on sale of securities. Total non-interest income amounted to $2.6 million for the year ended September 30, 2002 compared to $2.4 million for fiscal 2001. Fee and deposit service charge showed an increase of $379,000 for the current year over the amount stated in fiscal 2001 of $1.9 million, a 19.4% increase primarily attributable to Jacksonville’s checking account marketing strategies including overdraft privileges and the increase in the level of demand and NOW accounts. Real estate operations, net income decreased from $215,000 in 2001 to a loss of $31,000 for fiscal 2002. This decrease is primarily contributed to the sale of a large tract of repossessed real estate in fiscal 2001 and the expenses associated with the Hallsville Subdivision during the fiscal year end September 30, 2002. Jacksonville recognized no gain on sale of securities for the period ended September 30, 2002 while reporting $42,000 gain in this category for the comparable period in 2001. Other non-interest income increased from $171,000 in 2001 to $269,000 in 2002.

     Non-interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment, deposit insurance premiums and other non-interest expense. For the years ended September 30, 2002 and 2001, non-interest expense totaled $7.7 million and $6.6 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2002 was due to a $412,000 increase in compensation and employee benefits; a $138,000 increase in occupancy and equipment; a $158,000 increase in amortization of intangible assets; an increase in other non-interest expense of $332,000; and an increase in insurance expense of $15,000.

     Income Taxes. Income tax expense amounted to $3.1 million during the year ended September 30, 2002, compared to $2.0 million in fiscal 2001. The increase was due to an increase in earnings during fiscal 2002. See Note 2 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Jacksonville is required under applicable state regulations to maintain specified levels of liquidity in an amount not less than 10% of its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. At September 30, 2003 the Bank’s liquidity was $175.7 million with a liquidity ratio of 44.9%.

     Cash was generated by Jacksonville’s operating activities of $8.2 million and $7.5 million during the years ended September 30, 2003 and 2002, respectively, primarily as a result of net earnings of $5.8 million and $6.0 million, respectively. The adjustments to reconcile net earnings to net cash provided by operations during the periods presented consisted primarily of the provision for losses on loans, depreciation and amortization expense, amortization of deferred loan origination fees and increases or decreases in other assets and other liabilities.

     The primary investing activity of Jacksonville is lending and purchases of investment and mortgage-backed securities, which is funded with cash provided from operations and financing activities, as well as proceeds from amortization and prepayments on existing loans and proceeds from maturities of investment securities and mortgage-backed securities. During the year ended September 30, 2003, Jacksonville’s investing activities used cash of $45.8 million, principally as a result of net loan originations of $14.6 million; to purchase mortgage backed securities totaling $91.3 million; to purchase investment securities of $53.4 million; capital expenditures of $849,000; to purchase stock in FHLB of $86,000; partially offset by proceeds on maturity of investment securities of $31.9 million; principal paydown on MBS of $71.8 million; and proceeds from sale of foreclosed real estate of $601,000.

     During the year ended September 30, 2002, Jacksonville’s investing activities used cash of $73.5 million, principally as a result of net loan originations of $18.8 million, to purchase mortgage backed securities totaling $67.5 million; to purchase investment securities of $52.0 million; capital expenditures of $1.2 million to purchase stock in FHLB of $555,000; to pay a premium of $3.7 million for the acquisition of the Carthage, Texas branch; partially offset by proceeds on maturity and sale of investment securities of $33.6 million; principal paydown on MBS of $36.5 million; and proceeds from sale of foreclosed real estate of $239,000.

     During the year ended September 30, 2003, Jacksonville’s financing activities generated cash of $41.3 million as a result of a net increase in deposits of $35.0 million; an net increase of $15.5 million in advances from FHLB; net proceeds from exercise of stock options of $405,000; a net increase of $925,000 in advance payments by borrowers for property taxes and insurances; offset by a $9.6 million payment on FHLB advances and the payment of dividends in the amount of $1.0 million.

     During the year ended September 30, 2002, Jacksonville’s financing activities generated cash of $67.7 million as a result of a net increase in deposits of $93.6 million; proceeds from the exercise of stock options of $312,000; offset by a net decrease of $23.0 million in advances from FHLB; a net decrease of $36,000 in advance payments by borrowers for property taxes and insurances; the purchase of treasury stock in the amount of $2.3 million; and the payment of dividends in the amount of $855,000.

     At September 30, 2003, Jacksonville had $7.7 million of outstanding commitments to originate residential real estate loans, $3.8 million to originate other real estate loans, and no commitments to purchase investment securities. At the same date, the total amount of certificates of deposit which are scheduled to mature by September 30, 2004 are $155.6 million. Jacksonville believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If Jacksonville requires funds beyond its internal funding capabilities, it has sufficient mortgages to pledge as collateral for advances from the FHLB of Dallas as an additional source of funds.

     Borrowings from the FHLB of Dallas are an important source of funding for Jacksonville and are subject to limitations imposed by the FHLB of Dallas. In general, the FHLB of Dallas limits borrowing to 50% of a member’s total assets, subject to collateral availability. At September 30, 2003, Jacksonville’s borrowing limit was $239.9 million, of which $31.1 million was due to the FHLB of Dallas at that date, leaving a total remaining line of credit with the FHLB of Dallas of $208.8 million at that date. The Company had sufficient mortgage assets to collateralize the remaining line on September 30, 2003.

     Jacksonville is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and regulations promulgated by the FDIC thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a Tier 1 leveraged capital requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. At September 30, 2003, Jacksonville’s Tier 1 leveraged capital and Tier 1 risk-based capital totaled $38.3 million or 8.11% of adjusted total assets and 16.17% of risk-weighted assets, respectively. These capital levels exceeded the minimum requirements at that date by approximately $19.4 million and $28.8 million, respectively. Jacksonville’s total risk-based capital was $39.6 million at September 30, 2003 or 16.71% of risk-weighted assets which exceeded the current requirement of 8% of risk-weighted assets by approximately $20.6 million.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of Jacksonville’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Interest rate risk can be defined as the exposure of the Bank’s net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable-rate loans, (iii) the average maturity of loans, which tend to increase when new loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on new loans are substantially lower than rates on existing loans, (iv) the value of the Bank’s mortgage loans and the resultant ability to realize gains on the sale of such assets and (v) the carrying value of investment securities classified as available-for-sale and the resultant adjustments to shareholders’ equity.

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

     The Bank uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using the assumptions discussed above. The Bank’s policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income should decline by less than 20%. Management estimates, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at September 30, 2003, would result in a 6.7% decrease in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in a 7.37% decrease in net interest income over the next twelve months. In 2002, management estimated, based on its simulation model, that an instantaneous 200 basis point increase in interest rates at September 30, 2002, would result in a .39% increase in net interest income over the next twelve months, while a 200 basis point decrease in rates would result in less than a 8.7% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Bank’s net interest income to gradual and/or modest changes in interest rates is relatively small. At September 30, 2003 the Bank was within the acceptable ranges set forth in the Bank’s Interest Rate Risk policy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Jacksonville Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Jacksonville Bancorp, Inc. and subsidiaries, as of September 30, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2003.

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jacksonville Bancorp, Inc. and subsidiaries, as of September 30, 2003 and 2002, and the results of their operations and cash flows for each of the years in the three year period ended September 30, 2003, in conformity with U. S. generally accepted accounting principles.

/s/ Henry & Peters, P.C. HENRY & PETERS, P.C.

Tyler, Texas
November 4, 2003

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 AND 2002

	2003	2002

ASSETS
Cash on hand and in banks	$5,468,206	$3,957,183
Interest-bearing deposits	13,530,135	11,395,212
Investment securities:
Held-to-maturity, approximate fair value of $2,587,410 and $8,115,888, respectively	2,515,447	8,005,603
Available-for-sale, carried at fair value	45,944,389	29,208,330
Mortgage-backed securities:
Held-to-maturity, approximate fair value of $7,619,381 and $37,735,916, respectively	7,461,074	37,687,649
Available-for-sale, carried at fair value	99,817,919	52,037,400
Loans receivable, net	279,136,721	265,090,618
Accrued interest receivable	2,882,774	2,928,855
Foreclosed real estate, net	218,171	87,006
Premises and equipment, net	5,616,454	5,361,276
Stock in Federal Home Loan Bank of Dallas, at cost	3,254,000	3,168,100
Investment in real estate	1,041,320	1,211,730
Mortgage servicing rights	671,616	652,331
Goodwill and other intangibles, net	3,342,422	3,514,562
Other assets	1,331,175	944,536

Total assets	$472,231,823	$425,250,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$388,894,931	$353,896,248
Advances from Federal Home Loan Bank	31,107,711	25,129,010
Advances from borrowers for taxes and insurance	4,948,710	4,023,222
Accrued expenses and other liabilities	3,623,276	2,993,354

Total liabilities	428,574,628	386,041,834
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 2,777,210 and 2,738,569 shares issued;1,800,465 and 1,761,824 shares outstanding at 2003 and 2002, respectively	27,772	27,386
Additional paid-in capital	23,942,182	23,427,329
Retained earnings	37,056,978	32,310,194
Accumulated other comprehensive income (loss),
unrealized gain (loss) on securities available for sale, net of tax	(514,649)	376,658
Less:
Treasury stock, at cost (976,745 shares)	(16,015,455)	(16,015,455)
Shares acquired by Employee Stock Ownership Plan	(839,633)	(917,555)

Total stockholders’ equity	43,657,195	39,208,557

Total liabilities and stockholders’ equity	$472,231,823	$425,250,391

     See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001

INTEREST INCOME
Loans receivable	$20,842,116	$21,728,116	$19,772,106
Mortgage-backed securities	3,570,788	4,519,882	2,734,813
Investment securities	2,070,816	1,528,161	1,257,104
Other	220,539	289,784	467,352

Total interest income	26,704,259	28,065,943	24,231,375
INTEREST EXPENSE
Deposits	10,433,469	11,984,928	11,535,088
Interest on borrowings	1,277,025	1,825,706	2,506,155

Total interest expense	11,710,494	13,810,634	14,041,243

Net interest income	14,993,765	14,255,309	10,190,132
PROVISION FOR LOSSES ON LOANS	162,000	101,688	85,500

Net interest income after provision for losses on loans	14,831,765	14,153,621	10,104,632
NONINTEREST INCOME
Fee and deposit service charges	2,695,992	2,329,149	1,949,946
Real estate operations, net	105,829	(31,333)	215,182
(Loss) gain on sale of securities	(8,932)	—	42,411
Other	257,996	269,214	171,377

Total noninterest income	3,050,885	2,567,030	2,378,916
NONINTEREST EXPENSE
Compensation and benefits	5,867,313	4,674,496	4,262,859
Occupancy and equipment	996,591	940,610	802,974
Amortization of intangibles	172,140	157,795	—
Insurance expense	130,209	111,680	96,532
Other	1,961,570	1,787,173	1,454,245

Total noninterest expense	9,127,823	7,671,754	6,616,610

INCOME BEFORE TAXES ON INCOME	8,754,827	9,048,897	5,866,938
TAXES ON INCOME
Current	2,972,724	2,955,548	1,544,085
Deferred	1,809	117,680	446,000

Total income tax expense	2,974,533	3,073,228	1,990,085

Net earnings	5,780,294	5,975,669	3,876,853

EARNINGS PER COMMON SHARE
Basic	$3.38	$3.48	$2.18

Diluted	$3.16	$3.30	$2.06

     See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

				Accumulated
		Additional	Compre-	Other
	Common	Paid-in	hensive	Comprehensive	Retained
	Stock	Capital	Income	Income (Loss)	Earnings

Balance at September 30, 2000	$26,760	$22,742,784		$(900,852)	$24,210,956
Exercise of stock options (29,423 shares)	293	261,072		—	—
ESOP shares released	—	42,107		—	—
Accrual of management recognition plan awards	—	—		—	—
Comprehensive income:
Net earnings	—	—	$3,876,853	—	3,876,853
Other comprehensive income, net of tax, unrealized gain on securities available-for-sale	—	—	1,302,167	1,302,167	—

Comprehensive income			$5,179,020

Dividends declared	—	—		—	(898,767)
Purchase of 161,300 Treasury shares	—	—		—	—

Balance at September 30, 2001	27,053	23,045,963		401,315	27,189,042
Exercise of stock options (33,174 shares)	333	311,596		—	—
ESOP shares released	—	69,770		—	—
Accrual of management recognition plan awards	—	—		—	—
Comprehensive income:
Net earnings	—	—	$5,975,669	—	5,975,669
Other comprehensive income, net of tax, unrealized (loss) on securities available-for-sale	—	—	(24,657)	(24,657)	—

Comprehensive income			$5,951,012

Dividends declared	—	—		—	(854,517)
Purchase of 107,185 Treasury shares	—	—		—	—

Balance at September 30, 2002	$27,386	$23,427,329		$376,658	$32,310,194

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Shares	Shares	Total
	Treasury	Acquired	Acquired	Stockholders’
	Stock	by ESOP	by MRP	Equity

Balance at September 30, 2000	$(10,753,968)	$(1,055,546)	$(181,067)	$34,089,067
Exercise of stock options (29,423 shares)	—	—	—	261,365
ESOP shares released	—	66,179	—	108,286
Accrual of management recognition plan awards	—	—	167,138	167,138
Comprehensive income:
Net earnings	—	—	—	3,876,853
Other comprehensive income, net of tax, unrealized gain on securities available-for-sale	—	—	—	1,302,167
Comprehensive income
Dividends declared	—	—	—	(898,767)
Purchase of 161,300 Treasury shares	(2,921,652)	—	—	(2,921,652)

Balance at September 30, 2001	(13,675,620)	(989,367)	(13,929)	35,984,457
Exercise of stock options (33,174 shares)	—	—	—	311,929
ESOP shares released	—	71,812	—	141,582
Accrual of management recognition plan awards	—	—	13,929	13,929
Comprehensive income:
Net earnings	—	—	—	5,975,669
Other comprehensive income, net of tax, unrealized (loss) on securities available-for-sale	—	—	—	(24,657)
Comprehensive income
Dividends declared	—	—	—	(854,517)
Purchase of 107,185 Treasury shares	(2,339,835)	—	—	(2,339,835)

Balance at September 30, 2002	$(16,015,455)	$(917,555)	$—	$39,208,557

     See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
CONTINUED

				Accumulated
		Additional	Compre-	Other
	Common	Paid-in	hensive	Comprehensive	Retained
	Stock	Capital	Income	Income (Loss)	Earnings

Balance at September 30, 2002	$27,386	$23,427,329		$376,658	$32,310,194
Exercise of stock options (38,641 shares)	386	404,733		—	—
ESOP shares released	—	110,120		—	—
Comprehensive income:
Net earnings	—	—	$5,780,294	—	5,780,294
Other comprehensive income, net of tax, unrealized (loss) on securities available-for-sale	—	—	(891,307)	(891,307)	—

Comprehensive income			$4,888,987

Dividends declared	—	—		—	(1,033,510)

Balance at September 30, 2003	$27,772	$23,942,182		$(514,649)	$37,056,978

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Shares	Shares	Total
	Treasury	Acquired	Acquired	Stockholders’
	Stock	by ESOP	by MRP	Equity

Balance at September 30, 2002	$(16,015,455)	$(917,555)	$—	$39,208,557
Exercise of stock options (38,641 shares)	—	—	—	405,119
ESOP shares released	—	77,922	—	188,042
Comprehensive income:
Net earnings	—	—	—	5,780,294
Other comprehensive income, net of tax, unrealized (loss) on securities available-for-sale	—	—	—	(891,307)
Comprehensive income
Dividends declared	—	—	—	(1,033,510)

Balance at September 30, 2003	$(16,015,455)	$(839,633)	$—	$43,657,195

     See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,780,294	$5,975,669	$3,876,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	508,434	484,585	339,770
Amortization/accretion of securities	780,302	135,524	146,516
Amortization of intangibles	172,140	157,795	—
Provision for losses on loans	162,000	101,688	85,500
Loans originated for sale	(40,165,598)	(39,208,136)	(20,932,788)
Loans sold	40,165,598	39,208,136	20,932,788
Net loss (gain) on sale of securities	8,932	—	(42,316)
Net gain on sale of real estate	(213,582)	(106,984)	(346,095)
Loss on disposal of assets	85,772	—	—
Accrual of MRP awards	—	13,929	167,138
Release of ESOP shares	188,042	141,582	108,286
Change in assets and liabilities:
Decrease (increase) in other assets	(137,429)	389,723	(1,177,451)
Increase in accrued expenses and other liabilities	814,336	483,227	1,020,777
Decrease in deferred income	(6,069)	(15,729)	(20,310)
Increase (decrease) in mortgage servicing rights	(19,285)	(54,793)	27,967
Decrease (increase) in accrued interest receivable	46,081	(201,999)	(203,107)

Net cash provided by operating activities	8,169,968	7,504,217	3,983,528
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on maturity of investment securities	31,936,460	33,560,977	18,373,775
Proceeds from sale of investment securities	10,000,000	—	1,021,668
Proceeds from sale of premises and equipment	—	171,140	—
Purchase of investment securities	(53,375,000)	(52,030,000)	(15,500,000)
Net principal payments/originations on loans	(14,551,210)	(18,812,416)	(19,444,687)
Proceeds from sale of real estate	601,042	239,408	312,131
Purchase of mortgage-backed securities	(91,253,505)	(67,527,420)	(46,965,170)
Principal paydowns on mortgage-backed securities	71,784,102	36,515,434	22,051,666
Capital expenditures	(849,384)	(1,222,078)	(276,063)
Purchase of stock in FHLB Dallas	(85,900)	(554,900)	(456,700)
Premium on acquisition of Carthage branch	—	(3,672,357)	—
Investment in real estate	(5,108)	(153,352)	(53,946)

Net cash used in investing activities	(45,798,503)	(73,485,564)	(40,937,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,998,683	93,592,321	39,537,683
Increase (decrease) in advance payments by borrowers for property taxes and insurance	925,488	(36,410)	(14,285)
Advances from FHLB	15,550,000	31,000,000	43,000,000
Payment of FHLB advances	(9,571,299)	(53,978,764)	(35,892,226)
Proceeds from exercise of stock options	405,119	311,929	261,365
Purchase of Treasury stock	—	(2,339,835)	(2,921,652)
Dividends paid	(1,033,510)	(854,517)	(898,767)

Net cash provided by financing activities	41,274,481	67,694,724	43,072,118

Net increase in cash and cash equivalents	3,645,946	1,713,377	6,118,320
CASH AND CASH EQUIVALENTS
Beginning of year	15,352,395	13,639,018	7,520,698

End of year	$18,998,341	$15,352,395	$13,639,018

     See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (Company), and its wholly-owned subsidiary Jacksonville IHC, Inc. (IHC), and its wholly-owned subsidiary Jacksonville Savings Bank, SSB (Bank), and its wholly-owned subsidiary JS&L Corporation (JS&L). The Company, through its principal subsidiary, the Bank, is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in the East Texas area. To a lesser extent, the Bank also originates construction loans, land loans, and consumer loans. IHC’s main activity is holding an intercompany loan receivable from the Bank in connection with the Bank’s employee stock ownership plan. JS&L’s main activity is the servicing of purchased residential mortgage notes receivable and investment in, and development of real estate. All significant intercompany transactions and balances are eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Association classifies and accounts for debt and equity securities as follows:

HELD-TO-MATURITY

Debt and equity securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

AVAILABLE-FOR-SALE

Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of retained earnings until realized.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value and be included in the consolidated statement of earnings as realized losses. No such write-downs have been included as realized losses have not occurred.

TRADING SECURITIES

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

PREMISES AND EQUIPMENT

Land is carried at cost. Buildings, leasehold improvements, and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The tax provision or benefit is based on income or loss reported for financial statement purposes, and differs from amounts currently payable or refundable because certain revenues and expenses are recognized for financial reporting purposes differently than they are recognized for tax reporting purposes. The cumulative effects of any temporary differences are reflected as deferred income taxes using the liability method (see Note 11).

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and discounts. Discounts on loans are recognized over the lives of the loans using the interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions. Currently, the allowance for loan losses is formally reevaluated on a quarterly basis. While management uses available information to recognize losses on loans, further additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies as an integral part of their examinations, periodically review the allowance for loan losses.

Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

LOANS HELD-FOR-SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized by charges to earnings.

LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

Loan fees received are accounted for substantially in accordance with FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income over the contractual life of the loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

REAL ESTATE

Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost (loan balance) or fair value, less estimated costs of disposition, at the date of foreclosure. Investment in real estate is recorded at cost. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Currently, all major foreclosed real estate properties are formally reevaluated on a quarterly basis to determine the adequacy of the allowance for losses.

Gains on sale of real estate are accounted for in accordance with Statement of Financial Accounting Standards No. 66. When the borrower’s initial cash down payment does not meet the minimum requirements, the gain on sale is deferred and recorded on the installment basis until such time as sufficient principal payments are received to meet the minimum down payment requirements. Losses on sale of real estate are recognized at the date of sale.

ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ESTIMATES - CONTINUED

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the estimated fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates and market data regarding sales of mortgage servicing rights. The Bank sells predominately single-family first mortgage loans with simple risk characteristics and uses a single stratum for purposes of measuring impairment. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). This statement provides for a “basic” EPS computation based upon weighted-average shares outstanding. Shares issued to its Employee Stock Ownership Plan (ESOP) are accounted for in accordance with AICPA Statement of Position 93-6. Diluted earnings per share considers the dilutive effect of stock options.

Earnings per share on a basic and diluted basis is calculated as follows:

	Years Ended September 30,

	2003	2002	2001

Basic net earnings per share
Net income	$5,780,294	$5,975,669	$3,876,853
Weighted-average shares outstanding	1,712,441	1,717,933	1,777,226

Per share	$3.38	$3.48	$2.18

Diluted net earnings per share
Net income	$5,780,294	$5,975,669	$3,876,853
Weighted-average shares outstanding plus assumed conversions	1,831,702	1,813,391	1,879,008

Per share	$3.16	$3.30	$2.06

Calculation of weighted average shares outstanding plus assumed conversions
Weighted-average shares outstanding	1,712,441	1,717,933	1,777,226
Effect of dilutive stock options	119,260	95,458	101,782

	1,831,702	1,813,391	1,879,008

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES

Other intangible assets (core base deposits) are being amortized on the straight-line method over a period of 8 years. Goodwill is not being amortized. On a periodic basis, management performs an evaluations to determine whether any impairment of the goodwill and intangibles has occurred; if any such impairment is determined, a write-down of the intangibles and goodwill is recorded. Intangible assets are comprised of the following at September 30:

	2003	2002

Goodwill	$2,295,223	$2,295,223
Other intangibles, net of amortization	1,047,199	1,219,339

	$3,342,422	$3,514,562

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of cash and cash equivalents follows at September 30:

	2003	2002	2001

Cash on hand and in banks	$5,468,206	$3,957,183	$2,803,804
Interest bearing deposits	13,530,135	11,395,212	10,835,214

Cash and cash equivalents	$18,998,341	$15,352,395	$13,639,018

Supplemental disclosure:
Cash paid for:
Interest	$11,716,923	$13,874,452	$14,003,149

Income taxes	$2,550,000	$2,355,000	$2,073,261

Non-cash operating activities:
Change in deferred taxes on net unrealized gains and losses on securities available-for-sale	$427,555	$12,702	$(670,813)

Non-cash investing activities:
Change in net unrealized gains and losses on securities available-for-sale	$(1,318,862)	$(37,359)	$1,972,980

Transfer from loans to real estate acquired through foreclosure	$903,000	$127,000	$178,000

Loans made relating to sale of foreclosed real estate	$560,000	$75,500	$307,000

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in debt securities are as follows as of September 30, 2003:

	Available-for-sale

				Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Agency securities	$45,959,592	$186,921	$202,124	$45,944,389

	Held-to-maturity

				Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U. S. Agency securities	$2,515,447	$72,588	$625	$2,587,410

The amortized cost and estimated market values of investments in debt securities are as follows as of September 30, 2002:

	Available-for-sale

				Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Agency securities	$28,971,697	$241,648	$5,015	$29,208,330

	Held-to-maturity

				Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U. S. Agency securities	$8,005,603	$117,785	$7,500	$8,115,888

The scheduled maturities of securities at September 30, 2003 were as follows:

	Held-to-maturity		Available-for-sale
	securities		securities

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$9,991,068	$9,929,729
Due from one to five years	1,015,447	1,074,910	3,997,600	4,060,630
Due from five to ten years	1,500,000	1,512,500	28,981,714	28,947,150
Due after ten years	—	—	2,989,210	3,006,880

	$2,515,447	$2,587,410	$45,959,592	$45,944,389

The scheduled maturities of securities at September 30, 2002 were as follows:

	Held-to-maturity		Available-for-sale
	securities		securities

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$10,499,722	$10,502,010
Due from one to five years	4,452,933	4,528,750	3,497,715	3,553,060
Due from five to ten years	3,552,670	3,587,138	12,974,260	13,153,260
Due after ten years	—	—	2,000,000	2,000,000

	$8,005,603	$8,115,888	$28,971,697	$29,208,330

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 4 - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market values of mortgage-backed securities are summarized as follows:

	Held-to-maturity

				Estimated
September 30,	Amortized	Unrealized	Unrealized	Market
2003	Cost	Gains	Losses	Value

GNMA certificates	$181,184	$7,439	$8	$188,615
FHLMC certificates	2,455,534	38,436	5,746	2,488,224
FNMA certificates	4,824,356	120,402	2,216	4,942,542
CMO certificates	—	—	—	—

	$7,461,074	$166,277	$7,970	$7,619,381

	Available-for-sale

				Estimated
September 30,	Amortized	Unrealized	Unrealized	Market
2003	Cost	Gains	Losses	Value

GNMA certificates	$704,225	$6,513	$—	$710,738
FHLMC certificates	31,214,836	20,795	427,901	30,807,730
FNMA certificates	2,972,047	3,750	14,604	2,961,193
CMO certificates	65,659,781	185,872	507,395	65,338,258

	$100,550,889	$216,930	$949,900	$99,817,919

	Held-to-maturity

				Estimated
September 30,	Amortized	Unrealized	Unrealized	Market
2002	Cost	Gains	Losses	Value

GNMA certificates	$282,656	$8,168	$—	$290,824
FHLMC certificates	4,627,287	34,692	4,010	4,657,969
FNMA certificates	10,141,953	78,901	4,361	10,216,493
CMO certificates	22,635,753	51,660	116,783	22,570,630

	$37,687,649	$173,421	$125,154	$37,735,916

	Available-for-sale

				Estimated
September 30,	Amortized	Unrealized	Unrealized	Market
2002	Cost	Gains	Losses	Value

GNMA certificates	$1,680,675	$28,615	$—	$1,709,290
FHLMC certificates	9,533,640	57,580	7,107	9,584,113
FNMA certificates	29,764,912	214,286	43,536	29,935,662
CMO certificates	10,724,118	93,254	9,037	10,808,335

	$51,703,345	$393,735	$59,680	$52,037,400

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 4 - MORTGAGE-BACKED SECURITIES - CONTINUED

The scheduled maturities of mortgage-backed securities at September 30, 2003 were as follows:

	Held-to-maturity		Available-for-sale
	securities		securities

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due from one to five years	1,073,755	1,100,562	1,581,445	1,618,728
Due from five to ten years	1,663,288	1,698,742	6,596,254	6,622,932
Due after ten years	4,724,031	4,820,078	92,373,190	91,576,259

	$7,461,074	$7,619,382	$100,550,889	$99,817,919

The scheduled maturities of mortgage-backed securities at September 30, 2002 were as follows:

	Held-to-maturity		Available-for-sale
	securities		securities

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$12,588,317	$12,523,250	$5,430,080	$5,437,177
Due from one to five years	10,553,568	10,575,445	5,831,498	5,939,448
Due from five to ten years	5,199,937	5,242,318	9,423,762	9,530,633
Due after ten years	9,345,827	9,394,903	31,018,005	31,130,142

	$37,687,649	$37,735,916	$51,703,345	$52,037,400

NOTE 5 - LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

	2003	2002

Mortgage loans (principally conventional):
Single family residential	$196,972,497	$189,458,924
Multi-family residential	665,652	1,041,913
Commercial	26,448,333	22,885,698
Construction and land development	49,991,567	40,889,543
Land	6,131,962	3,287,387

	280,210,011	257,563,465
Business and Consumer loans:
Commercial business	786,429	411,046
Consumer:
Secured by deposits	2,889,701	2,727,024
Secured by vehicles	9,123,718	10,497,495
Personal real estate loans	3,490,223	4,186,920
Other	3,185,532	4,044,167

	19,475,603	21,866,652

Total loans	299,685,614	279,430,117
Less:
Undisbursed portion of loans in process	(18,811,206)	(12,585,628)
Unearned discounts	(11,628)	(19,462)
Net deferred loan-origination fees	(431,969)	(442,708)
Allowance for loan losses	(1,294,090)	(1,291,701)

Net loans	$279,136,721	$265,090,618

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 5 - LOANS RECEIVABLE - CONTINUED

The Bank at September 30 had mortgage loan commitments outstanding substantially all of which are at rates to be determined at closing (rates range from 4.5% to 9.5%) as follows:

	2003	2002

Variable-rate	$2,977,475	$1,073,570
Fixed-rate	8,552,148	7,282,131

	$11,529,623	$8,355,701

The Bank had committed to sell a substantial portion of fixed-rate loans when funded.

Activity in the allowance for loan losses is summarized as follows as of September 30:

	2003	2002	2001

Balance at beginning of period	$1,291,701	$1,257,171	$1,227,480
Provision charged to income	162,000	101,688	85,500
Charge-offs	(160,392)	(70,009)	(58,309)
Recoveries	781	2,851	2,500

Balance at end of period	$1,294,090	$1,291,701	$1,257,171

At September 30, 2003 and 2002, in management’s opinion, there were no material loans which were impaired as defined by FASB Statement No. 114, as amended by FASB Statement No. 118. However, the Bank did have non-accrual loans, for which FASB Statement No. 114 does not apply, of $882,000 and $694,000 at September 30, 2003 and 2002, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Loans to executive officers and directors totaled $697,000 and $680,000 at September 30, 2003 and 2002, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows as of September 30:

	2003	2002	2001

Mortgage loans underlying FHLMC pass-through securities	$91,169,750	$91,865,674	$85,822,482

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,998,000 and $1,773,000, at September 30, 2003 and 2002, respectively.

NOTE 6 - REAL ESTATE

An analysis of the activity in the allowance for losses in real estate acquired in settlement of loans at September 30 is as follows:

	2003	2002

Balance at beginning of period	$—	$1,210,523
Provisions for losses
Charge-offs	—	(1,210,523)
Recoveries	—	—

Balance at end of period	$—	$—

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30 is summarized as follows:

	2003	2002

Investment securities	$319,317	$289,955
Mortgage-backed securities	505,306	517,997
Loans receivable	2,058,151	2,120,903

	$2,882,774	$2,928,855

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment at September 30 consist of the following:

			Estimated
	2003	2002	Useful Lives

Land	$1,040,614	$1,040,614	—
Building and improvements	5,390,159	4,806,351	5 to 40 years
Furniture, fixtures and equipment	3,526,317	3,458,836	3 to 15 years

	9,957,091	9,305,801
Less accumulated depreciation	4,340,637	3,944,525

	$5,616,454	$5,361,276

NOTE 9 - DEPOSITS

Deposits at September 30 are summarized as follows:

	2003		2002

	Amount	Percent	Amount	Percent

Transaction accounts:
Demand and NOW	$60,786,678	15.63	$54,911,883	15.52
Money market	58,798,235	15.12	37,600,130	10.62
Passbook savings	17,828,971	4.59	16,864,434	4.77

	137,413,884	35.34	109,376,447	30.91

Certificates of deposit:
1% to 2%	64,177,793	16.50	—	—
2% to 3%	68,902,814	17.72	57,122,233	16.14
3% to 4%	66,546,521	17.11	92,725,673	26.20
4% to 5%	24,335,283	6.26	41,020,600	11.59
5% to 6%	15,554,158	4.00	30,782,798	8.70
6% to 7%	11,210,647	2.88	22,091,110	6.24
7% to 8%	753,831	.19	700,570	.20
8% to 9%	—	—	76,817	.02

	251,481,047	64.66	244,519,801	69.09

	$388,894,931	100.00	$353,896,248	100.00

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $71,056,000 and $63,765,000 at September 30, 2003 and 2002, respectively.

Scheduled maturities of certificates of deposit at September 30, 2003 were as follows:

Term to maturity	Amount	Percent

Within 12 months	$155,585,217	61.87
12 to 24 months	37,767,285	15.02
24 to 36 months	16,349,697	6.50
Greater than 36 months	41,778,848	16.61

	$251,481,047	100.00

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 9 - DEPOSITS - CONTINUED

Interest expense on deposits for the years ended September 30 is summarized as follows:

	2003	2002	2001

Money Market	$1,299,229	$1,308,552	$837,343
Passbook savings	241,029	351,751	373,322
NOW	89,293	131,318	173,798
Certificates of deposit	8,803,918	10,193,307	10,150,625

	$10,433,469	$11,984,928	$11,535,088

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank.

NOTE 10 - BORROWINGS

Information related to Federal Home Loan Bank borrowings for the years ended September 30 is provided in the table below:

	2003	2002

Balance at end of period	$31,107,711	$25,129,010
Average amount outstanding during the period	27,052,591	36,730,317
Maximum amount outstanding during the period	34,500,000	62,000,000
Weighted average interest rate during the period	4.72%	4.97%
Interest rates at end of period	1.01%-6.20%	2.16% -6.20%

These borrowings are payable at maturity and may be subject to earlier call by Federal Home Loan Bank.

Scheduled repayments and potential calls of Federal Home Loan Bank borrowings at September 30, 2003 were as follows:

	Maturing	Callable

Under 1 year	$13,700,000	$—
1 to 5 years	17,407,711
6 to 10 years	—	—
Over 10 years	—	—

	$31,107,711	$—

The advances are collateralized by a blanket lien on first mortgage loans.

NOTE 11 - FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.
.
The provision for Federal income taxes differs from that computed at the statutory corporate tax rate as follows:

	2003	2002	2001

Computed “expected” tax expense	$2,976,641	$3,076,625	$1,994,759
Adjustments:
Other, principally increase in cash value of insurance net of nondeductible expenses	(2,108)	(3,397)	(4,674)

	$2,974,533	$3,073,228	$1,990,085

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 11 - FEDERAL INCOME TAXES - CONTINUED

Deferred taxes are provided for timing differences in the recognition of income and expense for tax and financial statement purposes. The sources and effects of these differences are as follows:

	2003	2002	2001

Deferred loan fees	$6,095	$(5,678)	$5,472
FHLB stock dividends	26,710	29,975	46,751
Deferred compensation and other employee benefits	(187,555)	25,762	(30,966)
Deferred loan costs	22,517	33,952	7,362
Allowance for loan losses	25,928	(16,132)	405,637
Amortization of intangibles	24,720	22,659	—
Book tax depreciation	83,394	27,142	11,744

Deferred tax expense	$1,809	$117,680	$446,000

The components of the net deferred tax assets/liabilities (included in accrued expenses and other liabilities) at September 30 were comprised of the following:

	2003	2002

Deferred income tax assets:
Deferred loan fees	$165,467	$171,562
Deferred compensation and other employee benefits	560,638	373,083
Deferred loan costs	—	22,517
Net unrealized loss on available-for-sale securities	233,524	—

Total deferred income tax assets	959,629	567,162
Deferred income tax liabilities:
Net unrealized gain on available-for-sale securities	—	194,031
Allowance for loan losses	513,177	487,249
FHLB stock dividends	354,823	328,113
Book/tax depreciation difference	297,535	214,141
Intangible assets	47,379	22,659

Total deferred income tax liabilities	1,212,914	1,246,193

Net deferred income tax liabilities	$(253,285)	$(679,031)

Stockholders’ equity at September 30, 2003 and 2002, includes approximately $3,000,000, for which deferred Federal income tax liability has not been fully recognized. This amount represents an allocation of bad-debt deductions for tax purposes only (base year bad debt reserve). Reduction of amounts so allocated for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

NOTE 12 - PENSION PLAN, THRIFT PLAN, DEFERRED COMPENSATION AND RETIREE MEDICAL INSURANCE

The Bank has a qualified defined benefit retirement plan covering substantially all of its employees. The benefits are based on each employee’s years of service and the average of the highest compensation for sixty consecutive completed calendar months. The benefits are reduced by a specified percentage of the employee’s social security benefit. An employee becomes fully vested upon completion of five years of qualifying service. It is the policy of the Bank to fund an amount between the minimum and the maximum amount that can be deducted for Federal income tax purposes.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 12 - PENSION PLAN, THRIFT PLAN, DEFERRED COMPENSATION AND RETIREE MEDICAL INSURANCE - CONTINUED

The following table sets forth the plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition at September 30:

Actuarial present value of benefit obligations:

	2003	2002

Accumulated benefit obligation:
Vested	$1,714,754	$1,580,315
Nonvested	28,386	42,915

	1,743,140	1,623,230
Effect of projected future compensation	423,767	346,481

Projected benefit obligation for service rendered to date	2,166,907	1,969,711
Plan assets at fair value; primarily cash and short-term investments	2,773,885	2,466,352

Plan assets in excess of projected benefit obligation	$336,586	$496,641

The components of computed net pension expense for the years ended September 30 are as follows:

	2003	2002	2001

Service cost - benefits earned during the year	$129,543	$117,539	$104,574
Interest cost on projected benefit obligation	140,849	112,213	101,612
Actual return on plan assets	(103,678)	(139,637)	(124,893)
Net amortization and deferral	(60,778)	(9,725)	(8,443)

Net pension expense	$105,936	$80,390	$72,850

Assumptions used to develop the net periodic pension cost were:
Discount rate	6.50%	6.50%	6.50%
Expected long-term rate of return on assets	6.00%	6.00%	6.00%
Rate on increase in compensation levels	6.00%	5.00%	5.00%

The Bank has a defined contribution thrift plan in effect for substantially all employees. Compensation and benefits expense includes $66,019 in 2003, $58,233 in 2002, and $53,697 in 2001 for such plan. The thrift plan permits employee contributions in the amount of 1% to 6% of compensation. The Bank contributes for each thrift plan participant a matching contribution equal to 50% of the participant’s contribution. In addition to the required matching contributions, the Bank may contribute an additional amount of matching contributions determined by the Board of Directors at its discretion.

In addition to the aforementioned benefit plans, the Bank has deferred compensation arrangements with key officers and certain directors. The deferred compensation is funded through life insurance contracts and calls for annual payments for a period of ten years. The Bank funds the cost of the insurance for the officers while the cost of directors’ insurance is funded through a reduction in their normal directors’ fees. Vesting occurs after specified years of service and payments begin upon retirement. Expense reported in the statement of earnings under these arrangements totaled approximately $101,000 in 2003 and 2002, and $112,000 in 2001. At September 30, 2003 and 2002, the Bank had a liability of $1,034,000, related to such arrangements. Additionally, other assets include $851,000 and $793,000 at September 30, 2003 and 2002, respectively, in cash surrender value of life insurance contracts.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 12 - PENSION PLAN, THRIFT PLAN, DEFERRED COMPENSATION AND RETIREE MEDICAL INSURANCE - CONTINUED

In November, 2002, the board of directors of the Bank adopted a resolution whereby all employees who retire after at least twenty-five years of continuous full-time service prior to their sixty-fifth birthday will continue to be provided group medical insurance until the earliest of (1) the day the retiree becomes eligible for any other group medical insurance as an employee, or (2) the first day of the calendar month immediately following their sixty-fifth birthday. Upon attainment of age 65, the Bank will continue to provide the retiree medical insurance under either (1) the Bank’s group medical insurance policy, or (2) through an individual Medicare supplement policy until the day the retiree becomes eligible for any other group medical insurance as an employee. The choice of using the Bank’s group medical insurance policy or a Medicare supplement policy will be at the sole discretion of the Bank’s board of directors. Furthermore, if, in the sole judgement of the Bank’s board of directors, continuing to provide retiree medical insurance creates economic hardship for the Bank, the board of directors has full authority to terminate the medical insurance of retirees. In the event medical insurance for retirees is terminated, the Bank will give retirees as much notice as possible.

In connection with the adoption of the above resolution, the Bank, after consultation with its actuaries, recorded a liability for retiree insurance of approximately $633,000 and included this amount in compensation and benefits expense in the accompanying statement of earnings for the year ended September 30, 2003.

The above mentioned resolution related to retiree health insurance was adopted in November, 2002; however, the Bank did not record the liability until the fourth quarter of the fiscal year after consultation with and upon receipt of information from its actuaries. Had this liability been recorded in the quarter ended December 31, 2002, the amounts originally reported for that quarter would be revised as follows (dollars in thousands except per share amounts):

	As	As
	Reported	Revised

Total liabilities	$389,704	$390,121
Total stockholders’ equity	40,640	40,223
Compensation and benefits	1,296	1,929
Earnings before tax	2,379	1,746
Federal income tax	814	598
Net earnings	1,565	1,148
Earnings per share:
Basic	.93	.68
Diluted	.86	.63

If the entire $633,000 charge would have been recorded in the three months ended December 31, 2002, it would have had a similar impact on the financial condition at March 31, 2003, and June 30, 2003, and on the cumulative results of operations for the six and nine months ended March 31, 2003 and June 30, 2003.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who have at least one year of credited service with the Bank. The ESOP will be funded by the Bank’s contributions made in cash (which primarily will be invested in Company common stock) or common stock. Benefits may be paid either in shares of common stock or in cash. The Bank accounts for its ESOP in accordance with the AICPA’s Statement of Position 93-6.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

In prior years the ESOP acquired 202,048 shares of Company stock through borrowings from IHC. The Bank makes annual contributions to the ESOP equal to the debt service, less dividends received on the unallocated shares. The ESOP shares have been pledged as collateral for the loan. As the loan is repaid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released from collateral, the Bank reports compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares become outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings, and dividends on unallocated shares are recorded as a reduction of the loan and accrued interest. ESOP compensation expense was $119,966, $85,900, and $53,878, for the years ended September 30, 2003, 2002, and 2001, respectively. At September 30, 2003 and 2002, 137,315 and 128,683 ESOP shares, respectively, have been released for allocation, of which 130,838 and 122,206 were allocated to participants at September 30, 2003 and 2002, respectively. Of the 130,838 allocated to participants at September 30, 2003, 16,163 shares have been distributed to participants who have withdrawn from the plan. The fair value of the unallocated shares of 71,210 and 79,842 at September 30, 2003 and 2002, was approximately $2,653,285 and $1,981,000, respectively.

NOTE 14 - MANAGEMENT RECOGNITION PLAN

In prior years, the Bank adopted a Management Recognition Plan (MRP) to provide officers and employees with a proprietary interest in the Association as incentive to contribute to its success. Compensation expense in the amount of the fair market value of the common stock at the date of the grant to the officer or employee was recognized pro rata over the period during which the shares are earned and payable. MRP expense included in compensation and benefits in the accompanying consolidated statements of earnings totaled $-0-, $13,929, and $167,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

NOTE 15 - STOCK OPTION PLANS

Certain directors and officers have options to purchase shares of the Company’s common stock under its 1994, 1996 and 2001 Stock Incentive Plans. The option price is the fair market value at the date of grant and all shares have been granted and the options maximum term is ten years. The option price ranges from $7.05 to $21.87 per share and the options expire between March 2004 and March 2012. All available options under the 1994 and 1996 plans have been granted and are fully vested. Under the 2001 plan, 81,000 options have been granted and 9,000 remain available for future awards.

A summary of activity in the Company’s stock incentive plans follows:

	Number	Aggregate	Weighted Average
	of	Option	Price
	Shares	Price	Per Share

Options outstanding at September 30, 2001	215,188	$2,366,094	$11.00
Options granted	81,000	1,771,470	21.87
Options exercised	(33,174)	(311,929)	9.40

Options outstanding at September 30, 2002	263,014	3,825,635	14.54
Options granted	—	—	—
Options exercised	(38,641)	(405,119)	10.48

Options outstanding at September 30, 2003 (exercise price of $7.05 to $21.87 per share)	224,373	$3,420,516	$15.24

1994 option plan	20,767	$146,436	$7.05
1996 option plan	127,574	1,611,260	12.63
2001 option plan	76,032	1,662,820	21.87

	224,373	$3,420,516	$15.24

Exercisable at September 30, 2003	169,170	$2,213,226	$13.08

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 15 - STOCK OPTION PLANS - CONTINUED

No compensation cost has been recognized in the accompanying statements of operations for the Company’s stock option plans. Had compensation cost for the Company’s stock options plans been determined based on fair values at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income would have been reduced on a proforma basis by approximately $60,000 in 2003; $60,000 in 2002; and $83,000 in 2001. Earning per share would have been reduced by $.04 basic and $.03 diluted in 2003; $.03 basic and diluted in 2002; and $.05 basic and $.04 diluted in 2001. The foregoing proforma amounts have been calculated using a binomial model and allocating compensation cost and a straight-line basis over the vesting period of the grant. The fair value of each option grant for the 1996 (fully vested in 2001) plan was estimated with the following weighted-average assumptions: dividend yield of 3%; expected volatility of 20%; risk-free interest rate of 6.6%; and expected life of 8 years. The fair value of each option grant for the 2001 (fully vested in 2006) plan was estimated with the following weighted average assumptions; dividend yield of 2.2%; expected volatility of 25%; risk-free interest rate of 3.4%; and expected life of 6 years.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company and subsidiaries have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company and subsidiaries are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company and subsidiaries.

The Bank is obligated under noncancelable operating leases for certain computer equipment. Leases are generally short-term and the remaining commitment at September 30, 2003, is not significant to the Company’s operations or financial condition.

The Bank leases office space for a branch location under an operating lease expiring August 2007. Rent expense was $30,000 for the years ended September 30, 2003 and 2002. The Bank has the option to extend the term of this lease for up to two consecutive terms of five years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

NOTE 17 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2003 and 2002, the Bank met all capital adequacy requirements to which it is subject.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 17 - REGULATORY MATTERS - CONTINUED

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual:		Adequacy Purposes:		Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003:
Risk-based capital
(to risk-weighted assets)	$39,605,000	16.7%	$18,958,000	8.0%	$23,697,500	10.0%
Tier I capital
(to risk-weighted assets)	$38,311,000	16.2%	$9,479,000	4.0%	$14,218,500	6.0%
Tier I capital
(to average assets)	$38,311,000	8.1%	$18,891,280	4.0%	$23,614,100	5.0%
As of September 30, 2002:
Risk-based capital
(to risk-weighted assets)	$33,167,000	13.8%	$19,273,520	8.0%	$24,091,900	10.0%
Tier I capital
(to risk-weighted assets)	$31,875,000	13.2%	$9,636,760	4.0%	$14,455,140	6.0%
Tier I capital
(to average assets)	$31,875,000	7.6%	$16,754,960	4.0%	$20,943,700	5.0%

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. Unless noted otherwise, the Company generally requires collateral to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the majority of the commitments are expected to be funded, the total commitment amounts represent future expected cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based in part on management’s credit evaluation of the counter-part. Collateral held varies, but consists principally of residential real estate and deposits.

NOTE 19 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although the Bank has a diversified loan portfolio, a significant portion of its loans are secured by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated, since much of this group represents loans secured by residential dwellings that are primarily owner-occupied. Losses on this type of loan have historically been less than those on speculative and commercial properties. The Bank’s loan policy requires appraisal prior to funding any real estate loans and outlines the appraisal requirements on those renewing.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND INTEREST-BEARING DEPOSITS

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximates their fair values.

LOANS RECEIVABLE

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS-OF-CREDIT

At September 30, 2003 and 2002, the Bank had not issued any standby letters-of-credit. Commitments to extend credit totaled $11,529,623 and $8,355,701, at September 30, 2003 and 2002, respectively, and consisted primarily of agreements to fund mortgage loans at the prevailing rates based upon acceptable collateral. Fees charged for these commitments are not significant to the operations or financial position of the Bank and primarily represent a recovery of underwriting costs. The Company has not been required to perform on any financial guarantees during the past two years. The Company has not incurred any losses on its commitments in the last three years.

The estimated fair values of the Company’s financial instruments at September 30 are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and interest-bearing deposits	$18,998,341	$18,998,341	$15,352,395	$15,352,395

Investment securities	$48,459,836	$48,531,799	$37,213,933	$37,324,218

Mortgage-backed securities	$107,278,993	$107,437,300	$89,725,049	$89,773,316

Accrued interest receivable	$2,882,774	$2,882,774	$2,928,855	$2,928,855

Loans	$280,430,811		$266,382,319
Less: Allowance for loan losses	1,294,090		1,291,701

	$279,136,721	$285,517,745	$265,090,618	$274,550,684

Financial liabilities:
Deposits	$388,894,931	$384,868,768	$353,896,248	$352,258,000

Borrowings	$31,107,711	$31,911,274	$25,129,010	$27,070,000

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
CONTINUED

NOTE 21 - CONDENSED FINANCIAL STATEMENTS OF JACKSONVILLE BANCORP, INC. (PARENT COMPANY ONLY)

Jacksonville Bancorp, Inc., was organized in December 1995, and began operations on March 29, 1996, effective with the Reorganization. The Company’s condensed balance sheets as of September 30 and related condensed statements of earnings for the years ended September 30 are as follows:

	2003	2002

BALANCE SHEETS
ASSETS
Cash in Bank	$797,193	$1,722,535
Investment in subsidiary	42,837,131	37,700,643
Other assets	312,691	20,007

Total assets	$43,947,015	$39,443,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$19,750	$14,400
Dividends payable	270,070	220,228
Stockholders’ equity	43,657,195	39,208,557

Total liabilities and stockholders’ equity	$43,947,015	$39,443,185

STATEMENTS OF EARNINGS
General and administrative expenses	$204,670	$205,312

Loss before income taxes and equity in undistributed earnings of subsidiaries	204,670	205,312
Income tax (benefit)	(69,589)	(69,805)

Loss before equity in earnings of subsidiaries	135,081	135,507
Dividends from subsidiaries	75,625	4,436,250
Equity in undistributed earnings of subsidiaries	5,839,750	1,674,926

Net earnings	$5,780,294	$5,975,669

NOTE 22 - BRANCH ACQUISITION

Effective November 9, 2001, the Bank purchased a branch location in Carthage, Texas, for a premium of approximately $3,672,000 including acquisition costs. In connection with the acquisition, the Bank assumed deposit liabilities of approximately $44,900,000, recorded loans of approximately $636,000 and recorded premises and equipment of approximately $238,000.

NOTE 23 - MERGER

On August 12, 2003, the Company entered into a definitive agreement with Franklin Bank Corp. (Franklin) whereby Franklin would acquire all of the common stock of the Company. Under the terms of the merger agreement, Company shareholders will receive $37.50 cash for each share of stock they own. Additionally, all outstanding Company stock options will be canceled in exchange for a payment equal to the difference between the per share option exercise price and $37.50. The total cash consideration to be paid to Company shareholders is expected to be approximately $72,500,000.

The merger is subject to a number of conditions, including approval by shareholders and various regulatory authorities, as well as other closing conditions. Both the Company and Franklin have the right to terminate the merger under limited circumstances. At September 30, 2003, the Company had incurred approximately $300,000 in costs (principally legal and professional) related to the proposed merger which have been deferred and included in other assets pending completion of the merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following tables present information concerning each director and executive officer and reflect his tenure as a director of the Company (including service as a director of Jacksonville Savings Bank (“Jacksonville” or the “Bank”)), his principal occupation during the past five years. Except for Jerry Hammons and Barry Autry, each director has been a director of the Company since its formation in 1996.

		Position with the Company and
		Principal Occupation During the Past	Company
Name	Age*	Five Years	Director Since

Jerry M. Chancellor	62	Director, President and Chief Executive Officer of the Company and the Bank. Executive Vice President (from 1983 until 1996) of the Bank.	1996

Bill W. Taylor	63	Director, Chief Financial Officer and Executive Vice President of the Company and the Bank. Director and Senior Vice President of the Bank (from 1983 until 1996).	1996

Dr. Joe Tollett	76	Director; Retired pediatrician. Director of the Bank since 1973.	1996

Charles Broadway	70	Director of the Company and Director of the Bank since 1981. President and Chief Executive Officer of the Company and the Bank until July 1, 1996.	1996

Jerry Hammons	60	Director of the Company; Director of the Bank since January 1998. Senior Vice President of Jacksonville Savings Bank since June 1996, First Vice President of Jacksonville Savings Bank (from 1993 until 1996).	1999

Ray W. Beall	76	Director, Retired, formerly senior executive for Beall’s Department Stores.	1996

Robert F. Brown	55	Director; Vice Chairman of the Board of the Company since December 1999; and Director of the Bank since 1995. Chief Executive Officer and Owner, Brown Lumber Industries, Inc., Jacksonville, Texas, since 1994.	1996

Barry Autry	42	Director since January, 2003; Owner of Autry Funeral Home	2003

Chan Campsey	40	First Vice President; Vice-President Jacksonville Savings Bank 1996-2002. Mr. Campsey is not a director.

*	As of October 7, 2003.

Audit Committee Financial Expert

     The Company’s board of directors has not determined that any member of its audit committee is a financial expert as defined by the Securities and Exchange Commission. No financial expert has been designated in view of the pending acquisition of the Company by Franklin Bank Corp., which has stated in a public filing on October 14, 2003, with the Securities and Exchange Commission that it intends to appoint an additional independent director who will qualify as an audit committee financial expert under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, although it has not yet selected that additional director.

Audit Committee

     The Company has a separate designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee of the Company currently consists of Messrs. Beall, Robert F. Brown, Broadway, Autry and Dr. Tollett.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. The Company knows of no person who owns 10% or more of the Company’s Common Stock other than the Company’s ESOP. Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during the fiscal year ended September 30, 2003, the Company’s officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Exchange Act.

Code of Ethics

     The Company has not adopted a code of ethics that applies to its principal executive officer or principal financial officer in view of its pending acquisition by Franklin Bank Corp., since neither of those individuals will occupy that position upon consummation of the acquisition.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth a summary of certain information concerning the compensation awarded to or paid by Jacksonville for services rendered in all capacities during the last three fiscal years to the President and Chief Executive Officer of Jacksonville and any other executive officer of Jacksonville who received salary and bonuses aggregating more than $100,000 during the last fiscal year.

		Annual Compensation(1)
	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation

Jerry M. Chancellor	2003	$156,765	$56,366	$29,812	(2)
President and Chief	2002	136,320	42,886	23,578
Executive Officer	2001	120,396	39,896	20,121
Bill W. Taylor	2003	$127,590	$45,873	$21,803	(3)
Executive Vice President	2002	110,943	34,902	16,955
and Chief Financial Officer	2001	97,980	32,466	14,053
Jerry Hammons	2003	$111,306	$40,022	$28,378	(4)
Senior Vice President	2002	96,792	30,450	24,311
	2001	85,485	28,329	21,381

(1)	Does not include amounts attributable to miscellaneous benefits received by the named executive officer, including the payment of club membership dues and automobile expenses. The costs to Jacksonville of providing such benefits to the named executive officer during the year ended September 30, 2003 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such individual.

(2)	Includes (i) a premium of $4,602 paid to fund a deferred compensation plan, (ii) a matching contribution of $6,394 from Jacksonville pursuant to a defined contribution thrift plan and (iii) 672 shares allocated to Mr. Chancellor’s account in the Company’s ESOP which shares had a market value of $18,816 at December 31, 2002, the date the shares were allocated, based on a share price of $28.00.

(3)	Includes (i) a matching contribution of $5,204 from Jacksonville pursuant to a defined contribution thrift plan and (ii) 595 shares allocated to Mr. Taylor’s account in the Company’s ESOP which shares had a market value of $16,600 at December 31, 2002, the date the shares were allocated, based on a share price of $28.00.

(4)	Includes (i) a premium of $9,614 paid to fund a deferred compensation plan, (ii) a matching contribution of $4,540 from Jacksonville pursuant to a defined contribution thrift plan and (iii) 595 shares allocated to Mr.

Hammons’ account in the Company’s ESOP which shares had a market value of $14,224 at December 31 , 2002, the date the shares were allocated, based on a share price of $28.00.

Aggregated Option Exercises And Fiscal Year End Option Values

     The following table sets forth certain information concerning exercises of stock options and the numbers of options held at the end of the September 30, 2003 fiscal year and the value with respect thereto.

			Number of Exercisable Options		Value of Exercisable Options at
			at Fiscal Year End		Fiscal Year End(1)

	Shares Acquired on	Value		Not		Not
Name	Exercise	Realized	Exercisable	Exercisable	Exercisable	Exercisable

Jerry M. Chancellor	—	—	23,616	7,132	$548,812	$109,761
Bill W. Taylor	12,317	86,835	31,420	5,804	747,203	89,324
Jerry Hammons	—	—	20,351	5,064	500,623	77,935

(1)	Calculated by determining the difference between the per share market price of the Common Stock underlying the options as of September 30, 2003 ($37.26), and the exercise prices of $7.05, $12.625 and $21.87 of the options granted pursuant to the 1994, 1996 and 2001 stock option plans, respectively.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Chancellor, Taylor and Hammons (the “Executives”). The employment agreements provide each officer with a three-year term of employment subject to additional one-year extensions at the discretion of the Board of Directors.

     The employment agreements are terminable with or without cause by the Company. The Executives have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Company for cause, disability, retirement or death. However, in the event that (i) an Executive terminates his employment because of failure of the Company to comply with any material provision of the employment agreement or (ii) the employment agreement was terminated by an Executive for Good Reason, as defined, an Executive would be entitled to 3.00 or 2.99 times, respectively, the average annual compensation, as defined, paid to him by the Company during the five most recent taxable years ending during the calendar year in which the notice of termination occurs or such portion of such period in which the Executive served as an employee of the Company as well as continued participation in employee benefit plans of the Company until the expiration of the remaining term of employment. “Good Reason” is generally defined in the employment agreements to include failure to comply with a material portion of the agreements or the assignment by the Company to the Executive of any duties which are materially inconsistent with the Executive’s positions, duties, responsibilities and status with the Company prior to a change of control of the Company.

     The employment agreements provide that in the event that any of the payments to be made thereunder or otherwise upon termination of employment by the Executive following a change in control are deemed to constitute “excess parachute payments” within the meaning of Section 280G of the Code, then such payments and benefits received thereunder would be reduced, in the manner determined by the Company, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Company for federal income tax purposes. Excess parachute payments generally would be defined as payments in excess of three times the recipient’s average annual compensation from the Company includable in the recipient’s gross income during the most recent five taxable years ending before the date on which a change in control of the Company or other triggering events occurred (“base amount”). A recipient of excess parachute payments is subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount would not be deductible by the Company as compensation expense of federal income tax purposes.

     Although the above-described employment agreements could increase the cost of any acquisition of control of the Company, management does not believe that the terms thereof would have a significant anti-takeover effect.

Deferred Compensation Program

     Jacksonville maintains a Deferred Compensation Program (the “Program”) to provide certain directors and executive officers the option to defer a portion of their annual compensation from Jacksonville to a later year or years. Under the Program, each eligible individual may elect on or before the December 31 preceding each year to defer receipt of a specific amount of his compensation to be received for services rendered to Jacksonville in the succeeding calendar year. At the time of his initial election to defer compensation, the participant may elect to receive his deferred compensation account (including accumulated interest) at any specified time prior to the termination of his employment with Jacksonville. Each deferred compensation agreement provides for the distribution of the deferred compensation account in equal annual installments over a ten-year period beginning on the first day of the calendar month immediately following the month in which the participant terminates his employment, elects to begin receiving installments, dies or is disabled. A participant may elect in writing at any time prior to distribution of his deferred compensation account to receive his installment payments over a shorter period of time than ten years.

Directors’ Compensation

     During the fiscal year ended September 30, 2003, each member of the Board of Directors was paid $800 for each Board meeting of the Bank attended, until February 2003 when the amount increased to $900 and $200 for each Company meeting attended. Directors’ fees for meetings of the Company are deferred until December of each year. Committee members otherwise do not receive any fees for committee meetings.

     Outside directors also received $275 per loan committee meeting. All directors receive an annual director’s fee of $2,000 as director of JS&L Corporation, the wholly owned subsidiary of Jacksonville Savings Bank.

Compensation Committee Interlocks And Insider Participation

     The Compensation Committee (“Committee”) of the Board of Directors, which is comprised of Messrs. Chancellor, Taylor, Beall, Tollett and Robert F. Brown reviews compensation and benefits and recommends to the Board of Directors adjustments in such compensation. Neither Mr. Chancellor nor Mr. Taylor participated or voted on his individual compensation. The report of the Committee with respect to compensation for the Chief Executive Officer and all other executive officers for 2003 is set forth below.

     The purpose of the Compensation Committee is to assist the Board of Directors in attracting and retaining qualified, competent management, motivating executives to achieve a range of performance goals consistent with a business plan approved by the Board of Directors, and ensuring that proposed compensation and benefit programs are reasonable and consistent with industry standards, management performance and shareholder interests.

Report of The Compensation Committee on Executive Compensation

     The charter of the Committee is to assist the Company in carrying out its responsibility to evaluate, initiate and oversee executive compensation arrangements and shareholder-approved benefit plans. The overall goals of the Committee are to assist the Company in attracting and retaining qualified management and rewarding these individuals for performance goals that are achieved.

     The Compensation Committee annually evaluates the salary and bonuses paid to the three executive officers of Jacksonville. Compensation reports of institutions of comparable size and complexity of operations are reviewed in setting compensation levels. The overall goal of the Committee is to assist the Company in attracting and retaining qualified management. We feel the base compensation paid to the executive officers is commensurate within the financial institution marketplace.

     Incentive bonuses were paid in November of 2002 to all employees of Jacksonville for financial goals achieved in 2002. Bonuses in amounts of $56,366, $45,873, and $40,022 were paid to Messrs. Chancellor, Taylor and Hammons, respectively.

     Following a review and approval by the Committee, all issues pertaining to executive compensation were submitted to the full Board of Directors for their approval. Neither Mr. Chancellor nor Mr. Taylor participated or voted on their individual compensation packages.

Jerry M. Chancellor	Dr. Joe Tollett	Ray W. Beall
Bill W. Taylor	Robert F. Brown

Jacksonville Bancorp, Inc.

	Period Ending

Index	09/30/98	09/30/99	09/30/00	09/30/01	09/30/02	09/30/03

Jacksonville Bancorp, Inc.	100.00	100.81	98.63	134.12	178.90	274.12
NASDAQ - Total US	100.00	162.62	217.87	89.20	70.04	107.27
SNL <$500M Thrift Index	100.00	112.90	116.73	157.84	204.96	282.82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as to the Common Stock beneficially owned, as of October 6, 2003, by the only persons or entities known to the Company to be the beneficial owners of more than 5% of the Common Stock and by all directors and officers of the Company as a group.

Name of Beneficial Owner	Amount And Nature of Beneficial
or Number of Persons in Group	Ownership(1)		Percent of Class

Jacksonville Bancorp, Inc. Employee Stock Ownership Plan Trust Commerce and Neches Streets Jacksonville, Texas 75766	185,885	(2)	10.32%
Athena Capital Management, Inc. 1250 Germantown Pike #105 Plymouth Meeting, Pennsylvania 19462	125,822	(3)	6.98%
The Banc Funds Company, L.L.C. 208 South LaSalle Street Chicago, Illinois 60604	141,800	(4)	7.88%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	91,600	(5)	5.08%
All directors and officers of the Company as a group (nine persons)	398,260	(6)	20.66%

(1)	Pursuant to rules promulgated by the SEC under the Exchange Act, a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of the shares.

Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised before December 8, 2003 are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the directors and officers of the Company as a group.

(2)	The Jacksonville Bancorp, Inc., Employee Stock Ownership Plan Trust (“Trust”) was established pursuant to the Jacksonville Bancorp, Inc., Employee Stock Ownership Plan (“ESOP”) by an agreement between the Company and Messrs. Broadway, Chancellor, Beall, and Dr. Tollett, who act as trustees of the plan (“Trustees”). As of October 6, 2003, 114,675 shares held in the Trust had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP Trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors who serve as Trustees of the ESOP and by all directors and executive officers as a group does not include the unallocated shares held by the Trust.

(3)	Information obtained from Schedule 13G, dated January 23, 2003, with respect to shares of Common Stock owned by Athena Capital Management, Inc., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (“Athena”). Athena reports shared voting power and shared dispositive power with respect to 125,822 shares of Common Stock.

(4)	Information obtained from a Schedule 13G, dated February 13, 2003, filed with the SEC with respect to shares of Common Stock beneficially owned by The Banc Funds Company, L.L.C. (“Banc Funds”). The Schedule 13G states that Banc Funds has sole voting power as to all 110,800 of these shares. Banc Funds is controlled by Charles J. Moore who, as manager, has voting and dispositive authority over the shares held thereby.

(5)	Information obtained from a Schedule 13G, dated February 13, 2003, filed with the SEC with respect to shares of Common Stock beneficially owned by Dimensional Fund Advisors Inc. (“Dimensional”). The Schedule 13G states that Dimensional has sole voting and investment power as to all of these shares. Dimensional disclaims beneficial ownership of these shares.

(6)	Includes in the case of all directors and officers of the Company as a group, (i) options to purchase 127,651 shares of Company Common Stock which may be exercised before December 8, 2003; and (ii) 30,8645 shares of Common Stock allocated to accounts in the Company’s ESOP.

        The following tables present information concerning each director and executive officer, and directors and officers as a group, respecting the number of shares of Common Stock beneficially owned by each such person as of October 6, 2003.

Common Stock Beneficially Owned as of October 6, 2003(1)

Name	No. Of Shares		%(2)

Jerry M. Chancellor	63,615	(3)	3.49%
Bill W. Taylor	80,330	(4)	4.39%
Dr. Joe Tollett	44,175	(5)	2.44%
Charles Broadway	72,193	(6)	3.97%
Jerry Hammons	41,810	(7)	2.30%
Ray W. Beall	21,418	(8)	1.18%
Robert F. Brown	61,619	(9)	3.42%
Barry Autry	140		0%
All directors and officers of the Company as a group (nine persons)	398,260	(10)	20.66%

1.	Pursuant to rules promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares.

2.	Each beneficial owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable before December 8, 2003 have been exercised.

3.	Includes, in the case of Mr. Chancellor, 23,616 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003 and 9,378 shares allocated to his account in the ESOP.

4.	Includes, in the case of Mr. Taylor, 808 shares held jointly with Mr. Taylor’s children, 383 shares held jointly with his wife, 31,420 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003 and 8,353 shares allocated to his account in the ESOP.

5.	Includes, in the case of Dr. Tollett, 1,294 shares held in trust with his wife, 12,834 shares held by a limited partnership, 3,630 shares owned by his wife, and 9,592 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003.

6.	Includes, in the case of Mr. Broadway, 15,947 shares held jointly with his wife, 17,885 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003 and 1,548 shares allocated to his account in the ESOP.

7.	Includes, in the case of Mr. Hammons, 2,834 shares held jointly with his wife, 1,200 shares held by his wife, 20,351 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003 and 7,025 shares allocated to his account in the ESOP.

8.	Includes, in the case of Mr. Beall, 17,365 shares which may be acquired upon the exercise of stock options that may be exercised before December 8, 2003.

9.	Includes, in the case of Mr. Brown, 7,462 shares held jointly with his wife and 10,000 shares held in trust for his children, 1,950 shares held by his wife, 18,084 shares held in a generation skip trust and 17,723 shares held by a company of which he is a 49.5% owner and 1,500 shares which may be acquired upon the exercise of stock options before December 8, 2003.

10.	Includes in the case of all directors and officers of the Company as a group, (i) options to purchase 127,651 shares of Company Common Stock which may be exercised before December 8, 2003; and (ii) 30,8645 shares of Common Stock allocated to accounts in the Company’s ESOP.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2003.

	Number of Shares to be issued
	upon the Exercise of Outstanding	Weighted-Average	Number of Shares Remaining Available
	Options,	Exercise Price of	for Future Issuance (Excluding Shares
Plan Category	Warrants and Rights	Outstanding Options	Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	224,373	$15.24	9,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	224,373	$15.24	9,000

Changes in Control

     On August 12, 2003, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Franklin Bank Corp. and FBC Merger Corporation, a wholly-owned subsidiary of Franklin Bank Corp., which sets forth the terms and conditions under which (i) FBC Merger Corporation shall be merged with and into the Company, with the Company as the surviving corporation (the “Merger”), (ii) immediately after consummation of the Merger, BK2 Holdings, Inc. (“BK2”), a wholly-owned subsidiary of Franklin Bank Corp., shall merge with Jacksonville IHC, Inc., a wholly-owned subsidiary of the Company, with BK2 as the surviving corporation (the “Intermediate Holding Company Merger”), and (iii) immediately after consummation of the Merger, Franklin Bank, S.S.B. (“Franklin Bank”) shall merge with Jacksonville Savings Bank, SSB, with Franklin Bank as the surviving bank (the “Bank Merger”).

     As a result of the Merger, the Company’s shareholders will receive $37.50 per share in cash, without interest. The total consideration to be received by the Company’s shareholders will be approximately $72.5 million on a diluted basis. The Agreement was unanimously approved by the Boards of Directors of both organizations. The Merger is subject to regulatory approval, approval by both of the Company’s and the Franklin Bank Corp. shareholders, completion of financing by Franklin Bank Corp. and other customary closing conditions. On August 15, 2003, Franklin Bank Corp. filed a Registration Statement on Form S-1 with respect to the registration of $115 million of common stock.

     The directors and executive officers of Jacksonville, who own in the aggregate approximately 12% of the outstanding shares of common stock of Jacksonville, have entered into voting agreements with Franklin Bank Corp., pursuant to which the directors and executive officers have agreed to vote in favor of approval of the Agreement all of their shares of Jacksonville common stock which they are entitled to vote.

     The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is included as Exhibit 2.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on August 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with applicable federal laws and regulations, the Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this Report
(1) The following financial statements appear in response to Item 8 hereof:

Independent Auditor’s Report

Consolidated Statements of Financial Condition at September 30, 2003 and 2002

Consolidated Statements of Earnings for the Years Ended September 30, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits

2.1	Acquisition Agreement by and Among Jacksonville Bancorp, Inc. Jacksonville IHC, Inc. and Jacksonville Savings and Loan Association*

2.2	Agreement and plan of merger among Jacksonville Bancorp, Inc., Franklin Bank Corp., and FBC Merger Corporation **

3.1	Articles of Incorporation***

3.2	Bylaws***

4.1	Specimen Common Stock Certificate***

10.1	1994 Stock Incentive Plan****

10.2	1994 Directors’ Stock Option Plan****

10.3	1994 Management Recognition Plan*****

10.4	1996 Management Recognition Plan*****

10.5	1996 Stock Option Plan****

10.6	Employee Stock Ownership Plan***

10.7	2001 Stock Option Plan******

10.8	Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville IHC, Inc., Jacksonville Savings Bank, SSB and Jerry M. Chancellor*******

10.9	Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville IHC, Inc., Jacksonville Savings Bank, SSB and Bill W. Taylor*******

10.10	Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville IHC, Inc., Jacksonville Savings Bank, SSB and Jerry Hammons*******

10.11	Employment Agreement by and among Jacksonville Bancorp, Inc., Jacksonville Savings Bank, SSB and Chan Campsey

21	Subsidiaries of Registrant

23	Consent of Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Incorporated herein by reference to the Registrant’s Form 10-K filed as of December 29, 1997.

**	Incorporated herein by reference to the Registrant’s proxy statement on Schedule 14A filed November 7, 2003.

***	Incorporated herein by reference to the Registrant’s Registration Statement No. 33-81015 on Form S-1.

****	Incorporated herein by reference to the Registrant’s Registration Statement No. 333-18031 on Form S-8.

*****	Incorporated herein by reference to the Registrant’s Form 10-K filed as of December 30, 1996.

******	Incorporated herein by reference to the Registrant’s proxy statement on Schedule 14A filed December 21, 2001.

*******	Incorporated herein by reference to the Registrant’s Form 10-K filed as of December 23, 2002.

(b)	Reports on Form 8-K during the quarter ended September 30, 2003:

1. On July 24, 2003, the Company filed a current report on Form 8-K reporting earnings for the quarter ended June 30, 2003.

	2.	On August 12, 2003, the Company filed a current report on Form 8-K announcing acquisition agreement between Jacksonville Bancorp, Inc. and Franklin Bancorp, Inc.

	3.	On September 9, 2003, the Company filed a current report on Form 8-K reporting the declaration of a $0.15 per share dividend.

(c)		See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(d)		There are no other financial statements and financial statement schedules which were excluded from Item 8 which are required to be included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

December 23, 2003	By:	/s/ Jerry M. Chancellor

Jerry M. Chancellor
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry M. Chancellor Jerry M. Chancellor, Director and Chief	December 23, 2003
Executive Officer (Principal Executive Officer)

/s/ Robert Brown Robert Brown, Chairman	December 23, 2003

/s/ Dr. Joe Tollett Dr. Joe Tollett, Vice-Chairman	December 21, 2003

/s/ Charles Broadway Charles Broadway, Director	December 23, 2003

/s/ Ray W. Beall Ray W. Beall, Director	December 23, 2003

/s/ Barry Autry Barry Autry, Director	December 23, 2003

/s/ Bill W. Taylor Bill W. Taylor, Director and Executive Vice President	December 23, 2003
(Principal Financial and Accounting Officer)

/s/ Jerry Hammons Jerry Hammons, Director/Senior Vice President	December 23, 2003